Form 10-K
period 1993-12-31
PIONEER FINANCIAL SERVICES INC /DE
filed 1994-03-30
CIK 799036

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.   20549
                                      Form 10-K
     (Mark One)
     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
     For the fiscal year ended December 31, 1993

     [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
     For the transition period from                     to
     Commission file number 1-10522
                           PIONEER FINANCIAL SERVICES, INC.
                (Exact name of registrant as specified in its charter)

                Delaware                             36-2479273
     (State or other jurisdiction of             (I.R.S. Employer
     incorporation or organization)             Identification No.)

     1750 East Golf Road, Schaumburg, Illinois          60173
     (Address of principal executive offices)        (Zip Code)

     Registrant's telephone number, including area code (815) 987-5000 Securities registered pursuant to Section 12(b) of the Act:
                                                  Name on Each Exchange
         Title of Each Class                       on Which Registered
       Common Stock, $1.00 par value              New York Stock Exchange
                                                  and Midwest Stock Exchange
       $2.125 Cumulative Convertible
       Exchangeable Preferred Stock              New York Stock Exchange
     8% Convertible Subordinated Debentures      New York Stock Exchange

     Securities registered pursuant to Section 12 (g) of the Act:  None

          Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 YES   X      NO

          While it is difficult to determine the number of shares owned by non-affiliates (within the meaning of the term under the applicable regulations of the Securities and Exchange Commission), the registrant estimates that the aggregate market value of the registrant's common stock held by non-affiliates on March 24, 1994 (based upon an estimate that 76% of the shares are so owned by non-affiliates and upon the closing price of the common stock on the New York Stock Exchange) was $62,973,183.

         The number of shares of the registrant's common stock, $1.00 par value per share, outstanding as of March 24, 1994 was 6,387,102.

                                          1














                         DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's definitive proxy statement for the annual meeting of stockholders to be held May 26, 1994 to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this Form 10-K.

          Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]








































                                          2














                                        PART 1

     Item 1.  Business


     GENERAL

          The Company, through its subsidiaries, provides health and life insurance underwriting, marketing and managed healthcare services throughout the nation.

          In 1993 the Company was organized into three Business Divisions:
     Insurance (Life & Health Units), Marketing and Managed Care. The Divisions were designed to allow management to focus on the specific needs, problems, customers and opportunities in each business area.

          The Health Unit of the Insurance Division underwrites small group and individual major hospital and medical policies, Medicare supplement, home health care and other specialty products. Medicare supplement insurance, which the Company began offering in 1966 at the inception of the federal Medicare program, accounted for approximately 33% of the Company's health insurance premiums written in 1993. Major hospital insurance plans designed for small business owners and self-employed individuals accounted for approximately 59% of the Company's health insurance premiums written in 1993.

          The Life Unit underwrites term life, interest sensitive life, universal life, and annuities. In 1990 the Company acquired Manhattan National Life Insurance Company, which has now become the Company's major life and annuity subsidiary. Manhattan National Life's products are distributed primarily through 8,000 brokers throughout the nation. In 1992 all life and annuity administration was consolidated at this subsidiary to enhance efficiency and service.

          The Marketing Division provides insurance and non-insurance marketing services for insurance companies, associations and financial institutions. The Division operates through four distribution channels: a nationwide network of approximately 1,500 career agents market insurance products to self-employed individuals and small business owners. Senior insurance products are marketed through nearly 15,000 independent agents. A network of 8,000 brokers sells life and annuity products. In 1993 the Company acquired Continental Marketing Corp. which provided a telemarketing system marketing products directly to 8,000 brokers throughout the nation. The Marketing Division markets the Company's insurance products as well as insurance products of other unaffiliated companies. This allows the Company to derive revenue in territories where it is not licensed and to distribute policies not otherwise offered by the Company.

          The Marketing Division also includes a non-insurance unit which primarily designs benefit packages and provides membership management services to associations across the nation. This unit also provides an emergency air ambulance service for members of associations it manages.

          The Managed Care Division provides healthcare coordination to control medical expense costs for insurance companies, government agencies, self-insured businesses, unions, HMO's and third-party administrators. Services include pre certification of care, provider networks and case management. In early 1990 the Company acquired National Health Services, Inc. to provide these types of services for its own subsidiaries as well as unaffiliated companies and organizations. In 1993 the Company acquired Healthcare Review Corporation which provides service primarily to government agencies.

          The Company was organized in Delaware in 1982 as a successor to an Illinois holding company formed in 1957. The Company's largest operating insurance subsidiary is Pioneer Life Insurance Company of Illinois (Pioneer
     Life), a successor to a company organized in 1926. Health and Life Insurance Company of America, National Group Life Insurance Company, Manhattan National Life Insurance Company and Continental Life & Accident Company were acquired in 1985, 1986, 1990 and 1993, respectively, primarily for specialized marketing purposes.

          In 1993 the Company relocated its corporate offices from Rockford, Illinois to Schaumburg, Illinois. The executive offices of the Company are now located at 1750 East Golf Road, Schaumburg, Illinois 60173 and its telephone number is (708) 995-0400. The term "Company" refers to Pioneer Financial Services, Inc. (PFS) and, unless the context otherwise requires, its subsidiaries.

          Information on revenue and income by Business Division is set forth in Note 19 of the Notes to Consolidated Financial Statements.

     PRODUCTS

     Health Insurance Unit

          The Company's accident and health insurance products, all of which are individually underwritten and issued, include Medicare supplement insurance, major hospital insurance plans, medical/hospital supplement insurance, long term care, home health care and various specialty health coverages. Medicare supplement insurance provides coverage for certain hospital and other medical costs not covered by the Medicare program.
     Major hospital insurance plans, which are offered on a group trust and association basis as well as on an individual basis, provide coverage for specified hospital costs. Medical/hospital supplemental policies provide coverage for hospital, medical and surgical costs within various prescribed policy deductible and benefit limits. Long term care policies provide coverage for nursing home expenses and other extended care situations.
     Home health care policies provide coverage for extended in-home medical care. The Company's specialty health products include supplemental medical/surgical plans. Product development efforts have generated new versions of these products as market needs have changed.

          The Company may adjust premium rates by class, policy form and state in which the policy is issued in order to maintain anticipated loss ratios.

     Since premium rate adjustments can have the tendency to increase policy lapses, conservation and customer service activities are emphasized. As a result, the Company successfully avoided any significant increases in policy lapses in either the small business or senior divisions.

          The Health Insurance unit also has a distinct department to focus solely on premium rate adjustments. This proactive approach involves strict scrutiny of all health premium rates on a monthly basis. The matching of pricing structure with actual claims experience varies by product line and state. This ongoing analysis provides the time basis necessary for orderly adjustment of premiums.

          The Company's loss ratios have varied over the years reflecting changes in medical claim costs and the frequency of benefit utilization by its insureds. The following table sets forth the earned premiums, losses and loss adjustment expenses incurred and loss ratios for the Company's accident and health business. Earned premiums reflect written premiums adjusted for reinsurance and changes in unearned premiums. In the Company's statement of consolidated operations, premiums represent premiums written, adjusted for reinsurance; the changes in unearned premiums are reflected in benefits, together with losses and loss adjustment expenses. Losses and loss adjustment expenses include losses incurred on insurance policies and the expenses of settling insurance claims, including legal and other related fees and expenses.

                                    Year Ended December 31,
                                       1993     1992     1991     1990    1989
                                                (Dollars in thousands)
     Medicare Supplement
       Earned premiums . . . . .   $199,333 $211,756  $233,033 $197,771$146,707
       Losses and loss adjustment
         expenses  . . . . . . .    126,300  143,181   159,423  136,093  93,809
       Loss ratio  . . . . . . .        63%      68%       68%      69%     64%
     Medical/Hospital Supplement
       Earned premiums . . . . .    $ 9,410  $11,706  $ 15,725 $  9,281$  6,796
       Losses and loss adjustment
         expenses  . . . . . . .      7,140    9,865    12,757    6,025   4,361
       Loss ratio  . . . . . . .        76%      84%       81%      65%     64%
     Major Hospital
       Earned premiums . . . . .   $375,275 $302,881  $294,431 $234,004$124,744
       Losses and loss adjustment
         expenses  . . . . . . .    251,955  200,781   176,222  168,939  61,951
       Loss ratio  . . . . . . .        67%      66%       60%      72%     50%
     Specialty Health
       Earned premiums . . . . .    $34,739  $41,235  $ 49,895 $ 42,357$ 30,747
       Losses and loss adjustment
         expenses  . . . . . . .     21,121   23,103    28,266   31,189  14,088
       Loss ratio  . . . . . . .        61%      56%       57%      74%     46%
     Total Accident and Health
       Earned premiums . . . . .   $618,757 $567,578  $593,084 $483,413$308,994
       Losses and loss adjustment
         expenses  . . . . . . .   $406,516 $376,930   376,668  342,246 174,209
       Loss ratio  . . . . . . .        66%      66%       64%      71%     56%

          Medicare Supplement. Since the inception of the Medicare program in 1966, the Company has offered policies designed to supplement Medicare benefits. Such policies accounted for approximately 39% of health insurance premiums in 1991, approximately 37% of health premiums in 1992, and approximately 33% of health premiums in 1993. These policies provide payment for deductibles and the excess over maximum limits of the federal Medicare program. Under these policies, annual premiums are increased if policy benefits increase as a result of changes in Medicare coverage. In 1991 the National Association of Insurance Commissioners (NAIC) defined 10 model Medicare supplement policies. In states which have adopted the NAIC model, only those 10 policies can be sold. In anticipation of state actions, the Company in 1991 developed 8 of the 10 model policies -- those which the Company believes are most applicable to the Company's market. This regulation, along with mandated changes to agent commissions, resulted in marketing changes. By July 1992 all states were required to have adopted the NAIC model or similar legislation which specifically defines policy models. It is not possible to predict the impact which any future Medicare legislation may have on the Company's Medicare supplement business.

          Medical/Hospital Supplement. The Company offers medical/hospital policies which provide limited supplemental benefits for hospital, surgical and medical expenses on either an individual or a family basis. Generally, these policies are automatically renewable at the option of the policyholder, but the Company has the right to adjust premium rates on a class basis. Policy benefits are limited to a specified aggregate amount for all covered expenses. These policies generally provide a fixed benefit for each day of hospitalization, a limited fee schedule for surgical benefits and a limited amount payable for miscellaneous expenses depending upon the length of hospital stay.

          Major Hospital. The Company offers major hospital insurance plans on an individual basis and on a group trust and association basis and has issued master policies for such plans to several trusts and associations. These plans, which are individually underwritten, are designed to cover in-hospital expenses for small business owners, self employed individuals, employees and their families. Hospital, surgical and other medical expenses are covered on an expense incurred basis with certain benefit limits after a prescribed deductible. Some plans offer a "reducing deductible" which provides for the lowering of the deductible if no claims are filed over a number of consecutive years. The Company has more recently introduced new products with benefit alternatives such as increased deductibles and different benefit structures designed to enable policyholders to maintain insurance protection without increased premium rates. In 1991 the Company introduced a new line of products called Design Benefit Plans which provide greater flexibility of benefit structure for policyholders.

          In December of 1991, the NAIC adopted the Small Employers Availability Act ("Act"). This act affects the rating and underwriting methodology that can be applied to insurance coverage sold to small employers, generally categorized as those employing 25 people or less. The Company does not anticipate this Act will have a material impact on its existing business. In response to the Act, the Company has modified its new products for sale in those states adopting the Act.

          Specialty Health. The Company offers various specialty health products which typically are sold in conjunction with the Company's principal accident and health products. Policies include hospital indemnity, cancer and short-term disability plans, as well as fixed dollar per diem payments for long-term convalescent care. The Company also offers a short-term major medical policy which provides coverage for a limited period of time. This policy is designed for recent school graduates, individuals between jobs, and others with short term needs. The policy does not cover any pre-existing conditions.

          The Company also offers long term care and home health care products designed principally for senior citizens. Long term care policies generally provide specified per day benefits for nursing home confinements. Home health care policies provide specified per day benefits for medically necessary health services received in the home and may include benefits for adult day care facility services. The Company also offers comprehensive long term care coverages which provide benefits for all levels of nursing home care, home health care and adult day care.

     Life Insurance Unit

          Substantially all of the Company's life insurance policies and annuities are individually and medically underwritten and issued, other than small accidental death benefit policies, which are not material to the Company.

          The following table sets forth the breakdown of premiums collected (including receipts not related to policy charges) among traditional life policies, interest-sensitive and universal life policies and annuities for the periods shown:

                                         Year Ended December 31,
                                   1993            1992            1991

                              Amount Percent  Amount Percent  Amount Percent
                                         (Dollars in thousands)
     Traditional . . . . .   $26,353     50   $20,300   45   $17,968    34
     Interest-Sensitive
       & Universal Life. .    16,300     31    18,399   41    20,676    40
     Annuities . . . . . .    10,004     19     6,212   14    13,479    26
       Total . . . . . . .   $52,657    100   $44,911  100   $52,123   100

          For 1991, premiums collected from the Company's life insurance products were approximately 26% first year and 74% renewal, for 1992 approximately 27% were first year and 73% renewal, and for 1993 premiums collected were approximately 24% first year and 76% renewal. Traditional policy types accounted for 52%, 49% and 59% of the renewal premiums in the years 1991, 1992 and 1993, respectively.

          The Company's gross life insurance in force was as follows at the dates shown:
                                                    December 31,
                                           1993      1992          1991
                                                (Dollars in millions)

     Traditional policies . . . . . .       $10,320  $ 8,757         $ 7,507
     Interest-sensitive and universal
       life policies  . . . . . . . .         1,503    1,582           1,634
          Total   . . . . . . . . . .       $11,823  $10,339         $ 9,141

          Interest-Sensitive and Universal Life. The Company's interest-sensitive and universal life insurance provide whole life insurance with rates of return which are adjusted in relation to prevailing interest rates. The policies permit the Company to change the rate of interest credited to the policy from time to time. The Company offers single premium policies which provide for payment of the entire premium at time of issuance, and also offers multiple premium policies, including universal life. Universal life insurance products credit current interest rates to cash value accumulations, permit adjustments in benefits and premiums at the policyholder's option, and deduct mortality and expense charges monthly. Under other interest-sensitive policies, premiums are flexible, allowing the policyholders to vary the frequency and amount of premium payments, but typically death benefit changes may not be made by the policyholders. Some universal life products offer lower premiums for non-smokers in good health. For both universal life and other interest-sensitive policies, surrender charges are deducted from the policyholder's account value, if any. No surrender charges are deducted if death benefits are paid or if the policy remains in force for a specified period.

          Traditional Life. The traditional life insurance sold by the Company has consisted almost entirely of modified premium whole life policies, which provide permanent coverage with payments of higher premiums in early years than in subsequent years. These policies provide for cash values which are relatively insignificant in early years and gradually increase over the life of the policy. Modified premium whole life policies have frequently been sold in conjunction with annuity riders which supplement the accumulated cash values.

          Manhattan National Life offers a variety of non-participating individual life insurance policies, including universal, term and traditional whole life products. Manhattan National Life does not offer group life insurance. For a number of years, Manhattan National Life has offered individually underwritten insurance on the lives of persons who, to varying degrees, do not meet the requirements of standard insurability. Higher premiums are charged for these "impaired" or "substandard" lives and, where the amount of insurance is large or the risk is significant, a portion of the risk is reinsured.

          Annuities. The Company's single and flexible premium deferred annuities are offered to individuals. An annuity contract generally involves the accumulation of premiums at a compound interest rate until the maturity date, at which time the policyholder can choose one of the various payment options. Options include periodic payments during the annuitant's lifetime or the lifetimes of the annuitant and spouse, with or without a guaranteed minimum period; periodic payments for a fixed period regardless of the survival of the annuitant; or lump sum cash payment of the accumulated value. The Company's annuities typically provide for the crediting of interest at rates set from time to time by the Company.

     Marketing Division

               The Company's Marketing Division includes two units: insurance and non-insurance.

               Insurance Unit. This unit markets products to self-employed individuals and small employers through a nationwide network of over 1,500 career agents. Products include catastrophic hospital and major medical expense plans, multiple employer trusts, group and individual dental programs, managed care programs and a variety of supplemental products for tax favored (Section 125 and 401(k)) use.

               The division markets life and annuity products through approximately 8,000 brokers nationwide. In 1993 the Company acquired

     Continental Marketing Corporation, which provided a new distribution system
     - a telemarketing organization which markets products directly to 8,000 brokers throughout the nation.

               The Marketing Division also operates its own telemarketing lead generation company for both the self-employed and senior markets.

               An established independent brokerage network of nearly 15,000 insurance brokers throughout the nation sells health insurance products to senior Americans. Products include Medicare supplement, home health care, long term care, cancer coverage, life and annuities. Some of these products are underwritten by PFS insurance companies; others are underwritten by non-affiliated carriers.

               Non-Insurance Unit. This division designs benefit packages and provides membership management services to associations across the nation. Benefit packages include group discounts on eyewear, pharmaceuticals, hearing aids, travel, legal and other services. Membership services can range from recruitment campaigns to periodic billing and other administrative services. This unit also provides an emergency air ambulance service for the members of associations it manages.

     Marketing Subsidiaries

               Design Benefit Plans. The Company's group trust and association major hospital plans for small business owners are marketed through Design Benefit Plans, a subsidiary of National Benefit Plans, which contracts with approximately 1,500 agents and managers who operate exclusively on behalf of the organization through approximately 70 regional offices. The marketing organization is responsible for recruiting, training and supervising these agents. Policies issued under these plans are individually underwritten and issued by the Company at its regional service center in the Dallas, Texas metropolitan area. For 1991, 1992 and 1993, marketing efforts to small businesses produced approximately $288,040,000, $297,734,000, and $354,427,000 respectively, of the Company's written premiums, almost all attributable to accident and health products. Through this marketing organization, the Company has recently entered into agreements with several other insurance companies to market certain coverages which are designed to expand its product lines and marketing territories. These products include large group plans (up to 99 lives), disability income, and tax-deferred annuities.

          The Company has an established telemarketing subsidiary with facilities in Phoenix, Arizona, and Arlington, Texas. Currently, these facilities, together with the Company's direct mail activity, provide approximately 18,000 qualified leads a week to this division.

          The Senior Brokerage offers products to the senior market. Currently there are approximately 15,000 brokers associated with this unit. Major products include Medicare Supplement, Long Term Care and Home Health Care, as well as life and annuity products specifically designed for seniors.

          Continental Marketing. With the 1993 acquisition of Continental Marketing Corporation (CMC), the Marketing Division added its fourth distribution system. CMC conducts telemarketing at the brokerage-producer level by providing product and market support. In addition to taking on this new distribution system, the Company is expanding the portfolio available to this group of producers.

     Managed Care Division

          The Managed Care Division of the Company provides health care coordination to control costs for government agencies, self-insured businesses, insurance companies, unions, HMO's and third-party administrators.

          Major services provided include pre certification of care, utilization review, preferred or exclusive provider networks (PPOs, EPOs, and HMOs), large case management, risk management and occupational medical management.

          The Managed Care Division generated substantial claims savings for the Company's insurance subsidiaries in 1993. These savings primarily were passed on to policyholders in the form of lower premium rate adjustments.

          In 1992 the division began to expand its product line, to include additional products which meet the needs of small employers. These occupational medical programs include specific management of worker's compensation cases to lower employer medical costs and return the employee to the workplace more quickly.

          The division has also continued to expand its PPO (preferred provider organization) network which is available to clients on a fee dependent on savings achieved. By expanding the network, it becomes even more attractive and more marketable to additional companies and organizations.

          A new EPO (exclusive provider organization) was also successfully test marketed late in 1992. The EPO was attached to a major medical insurance policy underwritten by a health insurance subsidiary of the Company. The EPO was used to reduce the insurance premiums on the policy by taking advantage of lower negotiated medical expense rates with the exclusive provider.

     Premium Distribution

          The Company's insurance subsidiaries collectively are licensed to sell insurance in 49 states and the District of Columbia. The importance to the Company of particular states may vary over time as the composition of its agency network changes. The geographic distribution of collected premiums (before reinsurance) of the Company's subsidiaries in 1993 was as follows:

                                       Total        Percent
                                     (Dollars in thousands)

              Florida               $69,985             10.4

              California             67,391             10.0
              Texas                  64,279              9.5
              Illinois               51,436              7.6
              North Carolina         28,925              4.3
              Ohio                   22,532              3.3
              Georgia                21,619              3.2
              Missouri               20,256              3.0
              Other (1)             327,752             48.7
                    Total          $674,175           100.0


     (1) Includes 41 other states, the District of Columbia, and certain U.S. territories and foreign countries, each of which account for less than 3% of collected premiums.

     UNDERWRITING

          Substantially all of the Company's insurance coverages are individually underwritten to assure that policies are issued by the Company's insurance subsidiaries based upon the underwriting standards and practices established by the Company. Applications for insurance are reviewed to determine if any additional information is required to make an underwriting decision, which depends on the amount of insurance applied for and the applicant's age and medical history. Such additional information may include medical examinations, statements from doctors who have treated the applicant in the past and, where indicated, special medical tests. If deemed necessary, the Company uses investigative services to supplement and substantiate information. For certain coverages, the Company may verify information with the applicant by telephone. After reviewing the information collected, the Company either issues the policy as applied for, issues the policy with an extra premium charge due to unfavorable factors, issues the policy excluding benefits for certain conditions for a period of time or rejects the application. For certain of its coverages, the Company has adopted simplified policy issue procedures in which the applicant submits a simple application for coverage typically containing only a few health related questions instead of a complete medical history.

          In common with other life and health insurance companies, the Company may be exposed to the risk of claims based on AIDS. The Company's AIDS claims to date have been insignificant. Because of its emphasis on policies written for the senior citizen market and its underwriting procedures and selection processes, the Company believes its risk of AIDS claims is less than the risk to the industry in general.

     REINSURANCE

          The Company's insurance subsidiaries reinsure portions of the coverages provided by their insurance products with other insurance companies on both an excess of loss and co-insurance basis. Co-insurance generally transfers a fixed percentage of the Company's risk on specified coverages to the reinsurer. Excess of loss insurance generally transfers the Company's risk on coverages above a specified retained amount. Under its excess of loss reinsurance agreements, the maximum risk retained by the Company on one individual in the case of life insurance is $100,000 ($250,000 in the case of Manhattan National Life) and in the case of accident and health insurance is $250,000.

          Reinsurance agreements are intended to limit an insurer's maximum loss on the specified coverages. The ceding of reinsurance does not discharge the primary liability of the original insurer to the insured, but it is the practice of insurers (subject to certain limitations of state insurance statutes) to account for risks which have been reinsured with other approved companies, to the extent of the reinsurance, as though they are not risks for which the original insurer is liable. See Note 5 of Notes to Consolidated Financial Statements.

          The Company has occasionally used assumption reinsurance to acquire blocks of business from other insurers. In addition, the Company has from time to time entered into agreements to assume certain insurance business from companies for which it is marketing insurance products. The Company intends to continue these programs if they assist in expanding product lines and marketing territories.

     INVESTMENTS

          Investment income represents a significant portion of the Company's total revenues. Insurance company investments are subject to state insurance laws and regulations which limit the types and concentration of investments. The following table provides information on the Company's investments as of the dates indicated.

                                                     December 31,
                                              1993                     1992

                                          Amount     %            Amount    %
                                                 (Dollars in thousands)

     Fixed maturities to be held
      to maturity:
          U.S. Treasury                  $  9,124     1%         $ 15,363    3%
          States and political
           subdivisions                     5,200     1               199    -
          Corporate securities            119,276    18            98,836   17
          Mortgage-backed securities      192,912    29           320,328   56
            Total fixed maturities
             to be held to maturity       326,512    49           434,726   76

     Fixed maturities available
      for sale:
          U.S. Treasury                    26,894     4             1,425    -
          States and political
            subdivisions                   21,571     3                 -    -
          Foreign governments               4,056     1                 -    -
          Corporate securities             73,981    11             6,343    2
          Mortgage-backed securities      131,215    19            30,983    6
            Total fixed maturities
             available for sale           257,717    38            38,751    8

     Equity securities...........          17,436     3            19,537    3
     Mortgage and policy loans...          27,189     4            21,969    4
     Short-term investments......          45,352     6            53,366    9

          Total Investments......        $674,206   100%         $568,349  100%

     At December 31, 1993, the average expected term of the Company's fixed maturity investments was approximately six years.

     The results of the investment portfolio for the periods shown were as follows:

                                                 Year Ended December 31,
                                             1993         1992         1991
                                                 (Dollars in thousands)

     Average month-end investments .      $592,546      $549,643    $532,336
     Net investment income . . . . .        40,242        43,555      47,974
     Average annualized yield on
      investments (1)  . . . . . . .          6.8%          7.9%        9.0%
     Realized investment gains/
      (losses) (2) . . . . . . . . .      $(1,336)     $    (47)    $  7,189

     (1) Not computed on a taxable equivalent basis. Includes interest income paid or accrued on debt securities and loans and dividends on equity securities.

     (2) See Note 3 of Notes to Consolidated Financial Statements for information on unrealized appreciation on investments.

          The Company's investment policy is to balance its portfolio between long-term and short-term investments so as to achieve investment returns consistent with preservation of capital and maintenance of liquidity adequate to meet payment of policy benefits and claims. Current policy is to invest primarily in fixed income securities of the U.S. government and its agencies and authorities, and in fixed income corporate securities with investment grade ratings of Baa or better. At December 31, 1993, less than 1% of the Company's total investment portfolio was below investment grade or unrated. The Company intends to invest no more than 5% of its total invested assets in securities below investment grade.

          At December 31, 1993, approximately 2% of the Company's total investment portfolio were mortgage-backed derivative securities. The significant decline in interest rates during 1992 and 1993 caused the value of these securities to deteriorate. The Company has partially written-down the carrying value of these securities in 1992 and 1993. This write-down was generally offset by realized gains on the remaining portfolio.

     POLICY LIABILITIES

          The Company records reserves for future policy benefits to meet future obligations under outstanding policies. These reserves are amounts which are calculated to be sufficient to meet policy and contract obligations as they mature. The amount of reserves for insurance policies is calculated using assumptions for interest, mortality and morbidity, expenses and withdrawals. Reserves are established at the time the policy is issued and adjusted periodically based on reported and unreported claims or other information. See Note 1 of Notes to Consolidated Financial Statements.

     COMPETITION

          The insurance business is highly competitive and includes a large number of insurance companies, many of which have substantially greater financial resources and larger and more experienced staffs than the Company. The Company competes with other insurers to attract and retain the allegiance of its independent agents and marketing organizations who at this time are responsible for most of the Company's premiums. Methods of competing for agents are described under "Marketing." Methods of competition include the Company's ability to offer competitive products and to service these programs efficiently. Other competitive factors applicable to the Company's business include policy benefits, service to policyholders and premium rates.

     HEALTHCARE REFORM

          The Company expects that a federal healthcare "reform" program will be passed by Congress and will be implemented over the remainder of the decade. It is most likely to include most of the following in some form: universal access, minimum mandated benefits, coverage for pre-existing conditions and guaranteed portability.

          The Company's insurance subsidiaries have already adapted to state small group healthcare reform programs by making the necessary adjustments in our products and marketing structure. The Company also expects to adapt and adjust to a federal reform program in much the same way.

          The best-case "reform" scenario for the Company would be mandated workplace medical coverage--required either of individuals or employers-- while retaining the current free market system and wide choices for consumers. This would increase the market by over 30 million and allow the Company to continue our current distribution system.

          The worst-case scenario would be the elimination of current indemnity "fee-for-service" medical policies for small groups by any but a handful of insurance companies. This oligopoly would eliminate a major health insurance market and revenue source for the Company. As a result, we are now placing a major concentration on growth in supplemental and senior health insurance and life insurance and annuities. These areas are not likely to be adversely impacted by any of the reform programs currently proposed.

          If federal healthcare reforms are enacted that eliminate indemnity "fee-for-service" health plans or limit our ability to adjust premium rates (price controls), there could be a significant impact on our deferred policy acquisition costs (DAC) on our small group major medical business which represents approximately one-third of our DAC asset and is significantly offset by benefit reserves. The larger part of our DAC asset is in our senior health, life and annuity products, which should not be impacted by healthcare reform. With federal healthcare reform, there could be a material increase in the rate of amortization of DAC in the future for our small employer medical insurance. While the Company must consider alternative actions for worst case scenarios, we are optimistic that the final compromise reform legislation will not have this type of impact on our business.

     GOVERNMENT REGULATION

          In common with all domestic insurance companies, the Company's insurance subsidiaries are subject to regulation and supervision in the jurisdictions in which they do business under statutes which typically delegate regulatory, supervisory and administrative powers to state insurance commissions. The method of such regulation varies, but regulation relates generally to the licensing of insurers and their agents, the nature of and limitations on investments, approval of policy forms, reserve requirements, the standards of solvency which must be met and maintained, deposits of securities for the benefit of policyholders, periodic examination of insurers, and trade practices, among other things. The Company's accident and health coverages generally are subject to rate regulation by state insurance commissions which in certain cases require that certain minimum loss ratios be maintained.

          Certain states also have insurance holding company laws which require registration and periodic reporting by insurance companies controlled by other corporations licensed to transact business within their respective jurisdictions. The Company's insurance subsidiaries are subject to such laws and are registered as controlled insurers in those jurisdictions in which such registration is required. Such laws vary from state to state but typically require periodic disclosure concerning the corporation which controls the registered insurers and all subsidiaries of such corporation, and prior notice to, or approval by, the state insurance commission of intercorporate transfers of assets and other transactions (including payments of dividends in excess of specified amounts by the insurance subsidiary) within the holding company system.

     EMPLOYEES

          As of December 31, 1993, the Company employed approximately 1,900 persons on a full-time basis. The Company considers its employee relations to be good.

     EXECUTIVE OFFICERS OF THE REGISTRANT

          Information concerning the executive officers and directors of the Company is set forth below:

     Peter W. Nauert...............   50     Chairman, Chief Executive Officer,
                                             President and Director

     William B. Van Vleet..........   69     Executive Vice President, General
                                             Counsel and Director

     Charles R. Scheper............   41     Executive Vice President

     Anthony J. Pino...............   46     Executive Vice President

     Joan F. Boyle..................  46     Senior Vice President

     Philip J. Fiskow..............   37     Senior Vice President

     Ernest T. Giambra, Jr..........  46     Senior Vice President

     Thomas J. Brophy..............   58     Senior Vice President

     David I. Vickers..............   33     Treasurer and Chief Financial
                                             Officer

     Michael A. Cavataio..........    49     Director

     Richard R. Haldeman..........    50     Director

     Nolanda S. Hill..............    48     Director

     Karl-Heinz Klaeser...........    61     Director

     Michael K. Keefe.............    49     Director

     Robert F. Nauert.............    69     Director

          All executive officers are elected annually and serve at the pleasure of the Board of Directors.

          Peter W. Nauert has been Chief Executive Officer and a director of the Company since its incorporation in 1982. He was President of the Company from 1982 to 1988 and became Chairman of the Company in 1988. On September 1, 1991, he was again elected President. Since 1968, Mr. Nauert has been employed in an executive capacity by one or more of the Company's insurance subsidiaries.

          William B. Van Vleet has been Executive Vice President of the Company since 1986 and a director of the Company since 1982. He was General Counsel of the Company from 1982 to 1988. In June 1991, he was again elected General Counsel. Mr. Van Vleet has served Pioneer Life since 1948 as General Counsel and a Director. Mr. Van Vleet also serves as an Officer and Director of other subsidiaries of the Company.

          Charles R. Scheper has been Vice President of the Company since 1991 and was Chief Financial Officer from May 1993 to December 1993. In March 1992, he was elected Executive Vice President. Since February 14, 1992, he has been President and Vice Chairman of the Board of Manhattan National Life. Prior to the Company's acquisition of Manhattan National Life, Mr. Scheper was Manhattan's Senior Vice President and Chief Financial Officer, a position which he held from May 1987. Prior to joining Manhattan National Life, Mr. Scheper was with Union Central Life from 1979, having served as Vice President and Controller since 1985.

          Anthony J. Pino was elected Executive Vice President of the Company in May 1993. He was Senior Vice President of the Company from March 1992 to May 1993 and was President of National Group Life Insurance Company from July 1991 to June 1992. Mr. Pino has served as President of National Health Services since 1992. Prior to joining the Company, Mr. Pino was Chief Operating Manager of American Postal Workers' Union Health Plan, a position which he held from October 1982.

          Joan F. Boyle has been Senior Vice President since joining the Company in September of 1992. She is also an Officer of other subsidiaries of the Company. Prior to joining the Company, Ms. Boyle was Vice President of Sales of Empire Blue Cross/Blue Shield from October 1991 to August 1992. From 1969 to 1991, she was Executive Vice President and Chief Financial Officer with New Jersey Blue Cross/Blue Shield.

          Philip J. Fiskow has been Senior Vice President since May 1993 and the Chief Investment Officer since joining the Company in 1991. He was Vice President of the Company from June 1991 until May 1992. He is also an officer of other subsidiaries of the Company. Mr. Fiskow was with Asset Allocation and Management as an Investment Advisory Portfolio Manager from January 1989 to June 1991. From May 1987 to December 1988 he was an Investment Advisor with Van Kampen Merritt and a Portfolio Manager with Aon Corporation from May 1981 to May 1987.

          Ernest T. Giambra, Jr. was elected Senior Vice President of the Company in June 1993. Prior to joining the Company, Mr. Giambra had been with Bankers Life Holding Corporation since 1969 where he had served as Vice President of Sales since 1988.

          Thomas J. Brophy has been Senior Vice President since joining the Company in November 1993. Prior to joining the Company, Mr. Brophy was President and Chief Operating Officer of Southwestern Life Insurance Company from June 1990 to September 1993. Mr. Brophy also held various senior executive positions with various I.C.H. Corporation subsidiaries from March 1974 to his joining of the Company in November 1993.

          David I. Vickers has been with the Company since June 1992 and has been a Vice President of the Company since December 1992, Treasurer since May 1993 and Chief Financial Officer since January 1994. He is also an Officer and Director of several subsidiaries of the Company. Prior to joining the Company he was with the public accounting firm of Ernst & Young since 1983 where he was a Senior Manager in the Insurance Division. Mr. Vickers also serves as Treasurer for certain of the Company's insurance subsidiaries.

          Michael A. Cavataio has been a Director of the Company since 1986. Mr. Cavataio has also been President of Lillians, a chain of retail clothing stores, since 1980.

          Richard R. Haldeman has been a Director of the Company since 1986 and was Secretary from 1988 to June 1990. Mr. Haldeman has been a partner of Haldeman & Associates, a law firm, since June 1990. He was a partner of

     Williams & McCarthy, P.C., a law firm, from 1975 to May 1990.

          Nolanda S. Hill has been a Director of the Company since May 1992.
     Ms. Hill has been Chairman and Chief Executive Officer of Corridor Broadcasting Corporation since 1984. From 1976 to 1984, Ms. Hill served as Chief Executive Officer and Chief Financial Officer of National Business Network, a television station.

          Karl-Heinz Klaeser has been a Director of the Company since 1986. Mr. Klaeser has also been a Director of LSW Holding Corporation and Insurance Investors Life Insurance Company and the Chairman of the Board of Life Insurance Company of the Southwest since 1989 and a Director of Personal Assurance Company PLC (United Kingdom) since 1991.

          Michael K. Keefe has been a Director of the Company since March 1994. Mr. Keefe has been Chief Executive Officer and Chairman of the Board of Keefe Real Estate, Inc., a family owned real estate brokerage operation since 1982. Mr. Keefe has also been Chairman of the Board of Southern Wisconsin Bankshares, Inc. since 1988.

          Robert F. Nauert has been a Director of the Company since November 1991. Mr. Nauert has also been a Director and President of Pioneer Life since 1988 and is a Director and Officer of various subsidiaries of the Company. Mr. Nauert is the brother of Peter W. Nauert.

     Item 2.  Properties

          The principal executive offices of the Company are located in Schaumburg, Illinois in a building purchased by the Company in January 1994. The Company, through a subsidiary, owns three buildings in Rockford, Illinois. The Company believes these facilities will adequately serve its needs for the foreseeable future and could accommodate expansion of the Company's business. The Company, through another subsidiary, also owns a building in the Dallas, Texas metropolitan area which currently serves as the main administrative office for the Company's small business market of the Health Insurance unit. The Company leases the office of its other regional service centers. The executive and administrative offices of Manhattan National Life are located in Cincinnati, Ohio in leased space.

     Item 3.  Legal Proceedings

          The Company and its subsidiaries are named as defendants in various legal actions, some claiming significant damages, arising primarily from claims under insurance policies, disputes with agents, and other matters. The Company's management and its legal counsel are of the opinion that the disposition of these actions will not have a material adverse effect on the Company's financial position.

     Item 4.  Submission of Matters to a Vote of Security Holders

          NONE

                                       PART II


     Item 5. Market for Registrant's Common Equity and Related Stockholders Matters

          The Company's Common Stock is traded on the New York Stock Exchange and Chicago Stock Exchange. The following table sets forth, for the periods indicated, the high and low last reported sale prices for the Common Stock on the New York Stock Exchange as reported on the consolidated transaction reporting system.

                                            High         Low
     Quarter ended:

            March 31, 1992..............      9 1/8       6 1/4
            June 30, 1992...............      8 5/8       6 1/4
            September 30, 1992..........      6 3/4       4 7/8
            December 31, 1992...........      6           4

            March 31, 1993..............      5 1/2       4 3/4
            June 30, 1993...............      9 1/8       5 1/4
            September 30, 1993..........     10 7/8       8 3/8
            December 31, 1993...........     14          10 1/2

          As of December 31, 1993, there were approximately 600 holders of record of the Company's Common Stock.

          On March 18, 1994, the PFS Board of Directors announced a quarterly common stock dividend of 3.75 cents per share with an expectation of a total of 15 cents per share to be paid for 1994.

     Item 6.  Selected Consolidated Financial Data

          The following selected consolidated financial data for the five years ended December 31, 1993; are derived from the consolidated financial statements of the Company. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein. The comparability of the results for the periods presented is affected by certain transactions as described in Note 18 of Notes to the Consolidated Financial Statements.


                                      (In thousands except per share amounts)
                                                Year Ended December 31,
                                    1993       1992      1991     1990    1989

     Operating Data:

       Accident and health premiums$601,684  $559,894 $593,236  $508,957 $327,143
       Life and annuity premiums
         and policy charges          43,878    35,219   33,321    30,693   10,836
       Net investment income         40,242    43,555   47,974    48,416   27,853
       Other income and realized
         investment gains/losses     17,920    17,305   34,207    22,951   9,324
           Total revenues           703,724   655,973  708,738   611,017  375,287

       Accident and health benefits 397,963   368,046  376,820   367,790  192,358
       Life and annuity benefits     44,015    47,622   46,128    46,889   20,929
           Total benefits           441,978   415,668   422,948  414,679  213,631
           Total benefits and
             expenses               684,960   681,409  695,418   625,178  351,631

       Income (loss) before
         income taxes                18,764   (25,436)  13,320   (14,161)  23,525

       Net income (loss)             12,145   (16,959)   8,872    (9,346)  15,525

       Preferred stock dividends      2,021     2,039    2,039     2,164      802

       Income (loss) applicable to
         common stockholders       $ 10,124  $(18,998) $ 6,833  $(11,510)$ 14,723

       Net income (loss) per
         common share
             Primary                 $ 1.51    $(2.85)  $ 1.02    $(1.72) $ 2.22
             Fully diluted             1.26     (2.85)    1.02     (1.72)   2.13

       Average common and common
         equivalent shares
         outstanding
             Primary                  6,724     6,660    6,699     6,690   6,632
             Fully diluted           10,731     8,195    8,234     8,226   7,299



                                          21














                                         (In thousands except per share amounts)
                                                       December 31,

     Balance Sheet Data                 1993     1992     1991     1990     1989


        Total investments           $674,206 $568,349 $528,725  $563,807$357,744
        Deferred policy acquisition
         costs                       260,432  269,674  313,453   309,016 208,124
        Total assets               1,108,271  978,689  969,190   990,560 660,966
        Policy liabilities           903,105  805,696  776,571   739,845 417,913
        Short-term notes payable       5,575   12,931    6,371    16,218  19,680
        Long-term notes payable        1,125   25,170   21,600    27,000  27,000
        Subordinated Debentures       57,477        -        -         -       -
        Redeemable Preferred Stock    23,675   23,990   23,990    23,990  25,000
        Stockholders' equity          68,872   62,732   75,470    64,738  80,548
        Stockholders' equity
         per common share           $  10.86  $  9.21  $ 11.39   $  9.77 $ 12.48

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     RESULTS OF OPERATIONS

     1993 Compared to 1992

     Division Overview

          The income (loss) before income taxes by Division for 1993 and 1992 are as follows (in thousands):

                                      1993             1992
          Insurance:
                Health Unit           $ 8,578       $(26,613)
                Life Unit               7,623            340
             Marketing                 10,205          3,345
             Managed Care              (1,211)           335
             Corporate                 (6,431)        (2,843)
             Total                    $18,764       $(25,436)

     Health

          The significant increase in pre tax income for 1993 is due principally to the $30 million pre tax write-down of deferred policy acquisition costs in 1992. The remaining increase is due to the improved loss ratios on the Medicare supplement business and stabilized loss ratios on major hospital products. The improved loss ratios on Medicare supplement (63.4% in 1993 versus 67.6% in 1992) allowed the Company to freeze 1994 premiums for certain of these products in many states. The Company has received positive customer response to this action and expects that will increase retention on this business. Cost reduction programs have reduced the general insurance expense ratios (excludes commissions) down to 9.8% in

     1993 from 10.2% in 1992 despite one-time consolidation costs of certain operations.

     Life

          The consolidation of all life insurance administration to one location on December 31, 1992, contributed to reduced general expenses in 1993 and the resulting increase in pre tax income. The unit cost per policy in-force decreased from $150 in 1992 to approximately $80 in 1993. In addition, interest spreads on life and annuity business improved despite the decline in investment yields in 1993. The mortality on the existing block of life business continued to improve in 1993 from the levels experienced in 1992. The Company is placing more emphasis on increasing life and annuity business during the next five years to mitigate any adverse effects due to healthcare reform.

     Marketing

          The increase in pre tax income was due to a 14% increase in revenue over a relatively fixed expense base. The division continued to lower lead generation costs and development costs associated with a new commission payment system during 1993. The 1992 results were negatively affected by approximately $2 million due to the settlement of certain disputes with former agents. The Marketing Division currently receives the commission overrides previously due these agents pursuant to the settlement.

     Managed Care

          The division experienced a pre tax loss of $1.2 million primarily due to start-up costs associated with a new third-party administrator and occupational medical management company formed in 1993, as well as costs of a complete rewrite of the medical criteria. The division discontinued the operation of the third-party administrator in the fourth quarter of 1993. The core business of the division increased over 100% during 1993. The significant increase in revenue was offset by sales development costs and personnel additions to support a foundation for future growth.

     Corporate

          Interest expense increased from $2,189,000 in 1992 to $3,276,000 in 1993 due to the issuance of convertible debentures. Corporate expenses also increased due to costs associated with new investor relations programs, expenses related to the public offering, and reallocation of certain senior management personnel who monitor and control division profitability at the corporate level.

     Consolidated Financial Condition and Results of Operations

          The Company reported net income of $12,145,000 for the twelve months ended December 31, 1993, compared to a net loss of $16,959,000 for the comparable period in 1992. The net loss for 1992 was primarily attributable to a $30,000,000 pre-tax write-down of deferred policy acquisition costs. The remaining increase was due to improved loss ratios on the Medicare supplement business, expense reductions in the Life Insurance Unit and increased revenue and margins in the Marketing Division.

          Total revenues increased $47,751,000 or 7% for the twelve month period in 1993 as compared to 1992. The increase in revenue is due to the increase in premiums and policy charges of $50,449,000 which was partially offset by reduced levels of net investment income.

          Accident and health insurance premiums increased $41,790,000, or 7%, in 1993 as compared to 1992. Premiums from major hospital plans increased $56,694,000 in 1993 as compared to 1992 due to rate increases implemented in 1993, and approximately $11,000,000 from the acquisition of Continental Life & Accident Company. Offsetting the increase was a decline in Medicare supplement premiums of $9,176,000 due to lower than anticipated new sales and a $3,496,000 decrease in premiums of specialty health care plans. Life and annuity premiums and policy charges increased $8,659,000 due to an increase in new life sales during 1993.

          Net investment income decreased $3,313,000 or 8% in 1993 compared to 1992. Annualized investment yields decreased from 7.9% in 1992 to 6.8% in 1993. The decrease in investment yield was due to the general decline in current interest rates and a higher quality portfolio with a shortened duration.

          Other income and realized investment gains and losses increased $615,000, or 4% in 1993 as compared to 1992. Other income increased $1,904,000 in 1993 due to increased sales to unaffiliated customers in both the Marketing and Managed Care Divisions. Realized investment losses increased $1,289,000 due to write-downs on certain mortgage-backed derivative securities. As disclosed in Note 3 to the Consolidated Financial Statements, the Company has established an allowance for losses on investments held in the amount of $4,200,000, which the Company believes is adequate to provide for other-than-temporary market declines.

          Total benefits increased $26,310,000 or 6% in 1993 as compared to 1992. Life and annuity benefits decreased $3,607,000 or 8% due to the general decline in credited rates during 1993 and improved mortality over the higher levels experienced during 1992. Accident and health benefits, which includes the change in unearned premiums, increased $29,917,000 or 8% in 1993 as compared to 1992. The change was primarily due to the 7% increase in accident and health premiums. The Company's accident and health loss ratios were unchanged over 1992 at 66%. The improved loss ratios on the Medicare supplement business were offset by the fourth quarter loss ratio on Continental Life & Accident business of 79%. The Company is attempting to control claim costs on this block of business by implementing additional managed healthcare efforts.

          In 1993 and 1992, managed healthcare efforts resulted in estimated net savings to the Company's Health Insurance Unit of $41 million and $27 million, respectively. These savings were primarily used to lower the amount of premium increases for policyholders, which the Company believes generally has the effect of decreasing lapse rates of these policies. The principal efforts and their approximate relative contributions to these estimated savings were as follows:

                                                    1993*    1992*   1991*
     PPOs (preferred provider organization) networks  49%      64%    72%
     Precertification                                  5       17     16
     Large case management                            32       11      2
     Other                                            14        8     10
                                                     100%     100%   100%

     *  Percent of total estimated savings from managed healthcare efforts.

          The Company expects to continue to emphasize managed care procedures to control claim costs. Although the Company cannot accurately determine the amount savings which may be realized from such efforts in the future, the Company believes that it will be increasingly difficult to maintain this level of growth in cost savings due to the efficiencies that have already been achieved.

          Amortization of deferred policy acquisition costs (DAC) decreased $23,840,000, or 24%, in 1993 as compared to 1992. The decrease was due to the $30 million pre tax write-down of DAC in the fourth quarter of 1992 primarily on major medical policies sold in the self-employed and small business owner market. The 1993 amortization rate on Medicare supplement is higher than 1992 because of the accelerated rate increase implementation which occurred in 1993. As discussed previously, the Company expects the Medicare supplement persistency to improve in 1994 with the modest rate action required. The Company continues to monitor persistency closely since future rate increases and regulatory reforms could adversly impact lapses in the future. Increased lapses resulting in an increase in the amortization rate of DAC could adversely impact future earnings.

          The Company's effective tax rate was approximately 35% in 1993. The Company recorded a tax benefit for 1992 due to the operating loss incurred. The effective federal income tax rate increased in 1993 due to the Revenue Reconciliation Act of 1993.

          Effective January 1, 1993 the Company adopted Financial Accounting Standards Board (FASB) Statement No. 113 "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts." FASB Statement No. 113 requires that reinsurance receivables, including amounts related to claims incurred but not reported, and prepaid insurance premiums, be reported as assets as opposed to reductions in the related liabilities. As a result of the adoption of FASB Statement No. 113, amounts on deposit and due from reinsurers and policy liabilities each increased $19,453,000 at December 31, 1993.

          Effective January 1, 1993, the Company also changed its method of accounting for income taxes from the deferred method to the liability method required by FASB Statement No. 109 "Accounting For Income Taxes." The cumulative effect of adopting FASB Statement No. 109 was not significant.

          President Clinton presented his health care reform policy in September of 1993. Numerous proposals have been introduced to Congress and the state legislatures to reform the current healthcare system. Proposals have included, among other things, modifications to the existing employer-based insurance system, a quasi-regulated system of "managed competition" among health plans and a single payer, public program which would replace some of the Company's current major hospital products. Changes in healthcare policy could significantly affect the Company's Health Unit. The Company is unable to accurately predict what effects these reforms may have on its future operations and is unable to evaluate what impact the expectations of such reforms may have had on past consumer behavior. The Company expects the final package approved by Congress will differ significantly from the program presented by President Clinton. (See Healthcare Reform Section)

          Investments, equipment, policy liabilities, and general expenses and other liabilities increased due to the acquisition of Continental Life & Accident. Other assets increased primarily due to expenses capitalized in conjunction with the public offering of the convertible subordinated debentures.

     RESULTS OF OPERATIONS

     1992 Compared to 1991

          The Company reported a net loss of $16,959,000 for the twelve months ended December 31, 1992, compared to net income of $8,872,000 for the comparable period in 1991. The net loss for 1992 was primarily attributable to a $30,000,000 write-down of deferred policy acquisition costs. The remaining decrease was primarily due to reduced levels of new production of senior health insurance, the continued impact of medical inflation, increased utilization of medical services in the health insurance small business market, and lower other income and realized investment gains.

          Total revenues decreased $52,649,000 or 7% in 1992 as compared to 1991. The decrease was primarily due to reduced writings of accident and health insurance policies principally in the senior market and lower other income and realized gains.

          Total premiums and policy charges decreased $31,444,000, or 5%, in 1992 as compared to 1991. During 1992 and 1991, in an effort to control the volume and quality of the business produced, the Company reduced the number of brokers and agents selling its products and restructured certain of its agency relationships. These changes resulted in reduced levels of new business being written.

          Accident and health insurance premiums decreased $33,342,000, or 6%, in 1992 as compared to 1991. Premiums from the Company's Medicare supplement plans decreased approximately $35,203,000. In addition, $7,135,000 of the decrease was attributable to a decrease in premium in specialty health care plans. Somewhat offsetting the decrease were premiums from major hospital plans which increased $9,694,000 in 1992 as compared to 1991. Life and annuity premium and policy charges were relatively unchanged for the twelve month period in 1992 as compared to 1991.

          Net investment income decreased $4,303,000, or 9%, in 1992 compared to 1991. Annualized investment yields decreased from 9.0% in 1991 to 7.9% in 1992. The decrease in net investment income was primarily due to the general decline in interest rates, and also the sale of a subsidiary, Union Benefit Life Insurance Company on September 1, 1991.

          Other income and realized investment gains and losses decreased $16,902,000, or 49%, in 1992 as compared to 1991. Other income decreased $8,957,000 in 1992 as compared to 1991. The decrease is principally due to reduced revenues from the Company's non-insurance marketing subsidiaries. The Company's Marketing Division experienced a $6,287,000, or 32%, decrease in revenues, which reflected the discontinuation of certain agent programs. The Company does not expect further declines in revenue from the discontinuation of these agent programs. The Company's Managed Care Division contributed revenues comparable to those in 1991. Realized investment gains, excluding the sale of a subsidiary, decreased $7,236,000 in 1992 as compared to 1991. This is primarily due to the write-down of $5,700,000 on mortgage-backed derivative securities in 1992. As disclosed in Note 3 to the Consolidated Financial Statements, the Company has established an allowance for losses on investments held in the amount of $1,900,000, which the Company believes is adequate to provide for any other-than-temporary market declines.

          Total benefits decreased $7,280,000, or 2%, in 1992 as compared to 1991 due to the reduced writings of accident and health insurance policies. Life and annuity benefits were relatively unchanged in 1992 as compared to 1991. Accident and health benefits, which include the increase in unearned premiums, decreased $8,774,000, or 2%, in 1992 as compared to 1991. In 1992 the Company's accident and health loss ratio increased to 66% as compared to 64% in 1991. The increase was due to the continued impact of medical inflation and increased utilization of medical services in the small business market. The Company is attempting to minimize the effect of medical inflation and control claim costs by implementing certain managed healthcare efforts.

          In 1992 and 1991, managed healthcare efforts resulted in estimated net savings to the Company's Health Insurance Unit of $27 million and $13 million, respectively. These savings were primarily used to lower the amount of premium increases for policyholders, which the Company believes generally has the effect of decreasing lapse rates of these policies. The principal efforts and their approximate relative contributions to these estimated savings were as follows:

                                                       1992*       1991*
     PPOs (preferred provider organization) networks     64%       72%
     Precertification                                    17        16
     Large case management                               11         2
     Other                                                8        10
                                                        100%      100%

     *   Percent of total estimated savings from managed healthcare efforts.

          The Company expects to continue to emphasize managed care procedures to control claim costs. Although the Company cannot accurately determine the amount of any savings which may be realized from such efforts in the future, the Company believes that it will be increasingly difficult to maintain this level of cost savings due to the efficiencies that have already been achieved.

          The Company initiated group medical premium rate adjustments in September 1992. These adjustments were intended to offset the impact of increased benefits and to improve loss ratios. These adjustments helped stabilize loss ratios in the fourth quarter. Policy lapses increased only modestly in the fourth quarter due to the Company's aggressive conservation activities.

          Insurance and general expenses decreased $10,853,000, or 6%, in 1992 as compared to 1991. The reduction in these expenses is primarily due to the reduced level of new business being written and the corresponding cost reduction programs in the insurance units, which was partially offset by an increase in the level of expenses incurred by the Company's non-insurance subsidiaries.

          Interest expense decreased $727,000, or 25%, in 1992 as compared to 1991 due to a decrease in the weighted average notes payable outstanding and a decrease in interest rates. However, notes payable increased from December 31, 1991, as Pioneer Life Insurance Company of Illinois entered into a loan agreement in March of 1992.

          Amortization of deferred policy acquisition costs increased $4,967,000, or 5%, in 1992 as compared to 1991. In the fourth quarter of 1992 the Company wrote off approximately $30,000,000 of deferred policy acquisition costs. The adjustment was primarily the result of certain policies sold in the self-employed and small business owner market. These were policies issued without managed care and cost containment features (including scheduled benefits) which are part of all of the Company's policies now issued. The adjustment included primarily individual policy contracts issued in certain states where strict regulatory approval requirements have delayed implementation of necessary premium adjustments. In all other states, the Company sells group medical plans to the small business owner market. While these group policies are individually underwritten, they provide more latitude for expedient rate adjustments that correspond with actual claims experience.

          Recently, the Company has experienced improved persistency, primarily on the policies issued in 1991 and 1992, which has resulted in decreased amortization of deferred acquisition costs in 1992 as compared to 1991 on this block of business. The Company continues to monitor persistency closely since general economic conditions and future premium rate adjustments could adversely impact lapses in the future. Increased lapses resulting in an increase in the amortization rate of deferred policy acquisition costs could adversely impact future earnings.

          The Company recorded a net tax benefit for 1992 due to the operating loss incurred.

          Investments increased during 1992 as a result of the investment of loan proceeds received in March of 1992 and a reduced level of ceded reinsurance. Premiums and other receivables, accrued investment income, and general expenses and other liabilities decreased due to reduced levels of new business. Deferred policy acquisition costs decreased as a result of the fourth quarter write-down and the decrease in 1992 new business issues. Other assets increased due to federal income tax recoverables and the prepayment of certain agent compensation.

          Federal legislation required all states to adopt certain standardized benefit provisions for the sale of Medicare supplement policies. The Company has introduced new Medicare supplement plans in response to this legislation. In addition, in 1991, the National Association of Insurance Commissioners adopted the Small Employers Availability Act (Act). The Act affects the rating and underwriting methodology that can be applied to insurance coverage sold to small employers, generally categorized as those employing 25 people or less.

          The Company believes the Act will not have a material impact on its existing business. In response to the Act, the Company has modified its products, and will continue to modify products (if required) for sale in those states adopting the Act.

     Deferred Policy Acquisition Costs

          Under generally accepted accounting principles, a deferred acquisition cost asset (DAC) is established to properly spread the acquisition costs for a block of policies against the expected future revenues from the policies. The acquisition costs which are capitalized and amortized consist of first year commissions in excess of renewal commissions and certain home office expenses related to selling, policy issue, and underwriting.

          The deferred acquisition costs for accident and health policies and traditional life policies are amortized over future revenues of the business to which the costs are related. The rate of amortization depends on the expected pattern of future revenues for the block of policies. The scheduled amortization for a block of policies is established when the policies are issued.

          The amortization schedule is based on the expected persistency of the policies. The actual amortization of DAC reflects the actual persistency of the business. For example, if actual policy terminations are higher than expected, DAC will be amortized more rapidly than originally scheduled.

     Effect of Inflation

          In pricing its insurance products, the Company gives effect to anticipated levels of inflation; however, the Company believes that the high rate of medical cost inflation during the last three years had an adverse impact on its major hospital accident and health claims experience. The Company has implemented rate increases in response to this experience.

     Liquidity and Capital Resources

          The Company's consolidated liquidity requirements are created and met primarily by operations of its insurance subsidiaries. The primary sources of cash are premiums, investment income, proceeds from public offerings and investment sales and maturities. The primary uses of cash are operating costs, repayment of notes payable, policy acquisition costs, payments to policyholders and investment purchases.

          In addition, liquidity requirements of the Company are created by dividend requirements of the $2.125 Preferred Stock and debt service requirements. The Company's liquidity requirements are met primarily by dividends declared by its non-insurance subsidiaries. As disclosed in Note 9 of Notes to Consolidated Financial Statements, payment of dividends by the insurance subsidiaries to the Company is subject to certain regulatory restrictions.

          The Company's life and health insurance subsidiaries require capital to fund acquisition costs incurred in the initial year of policy issuance and to maintain adequate surplus levels for regulatory purposes. These capital requirements have been met principally from internally generated funds, including premiums and investment income, and capital provided from reinsurance and the financing or sale of agent debit balances. The Company has terminated existing financial reinsurance agreements with respect to policies issued subsequent to July 1991. The current reinsurance agreements in force have been approved by the appropriate regulatory authorities and the Company believes they meet the current NAIC model regulations. If circumstances arose that would affect the Company's continued ability to include capital provided from reinsurance in the insurance subsidiaries' statutory capital and surplus, it could have an adverse impact on the Company's business. The Company is not aware of any circumstances that would have such an effect.

          Certain subsidiaries of the Company have entered into agreements for the sale of agent debit balances. Proceeds from such sales during 1993 and 1992 were $25.4 million and $20.3 million, respectively. The Company's agent debit balance program has been reviewed without objection by applicable regulatory authorities. If restrictions are imposed on including in capital the proceeds from this type of financing in the future, the Company would consider alternative financing arrangements or discontinue its agent advancing program.

          In the past, the Company has obtained funds from public stock and debt offerings and bank borrowings and contributed a portion of the proceeds to the insurance subsidiaries to support the growth of its insurance business. The level of premium volume of the Company's insurance subsidiaries will depend on the amount of their statutory capital and surplus. The statutory basis premium to surplus ratio for 1993 for the Company's major insurance subsidiaries were as follows: Manhattan National Life: 1.5 times; Pioneer Life Insurance Company of Illinois: 4.4 times; Continental Life & Accident Company 6.8 times; and National Group Life Insurance Company: 3.3 times. The concept of risk-based capital has been adopted for regulatory monitoring of the life and health insurance industry. The risk-based capital rules for life and health insurance companies were effective for 1993 annual statement filings.

          Risk based capital standards will be used by regulators to set in motion appropriate regulatory actions relating to insurers which show signs of weak or deteriorating conditions. The Company's insurance subsidiaries total adjusted capital, authorized control risk based capital, and related ratio by company as disclosed in the 1993 annual statement are as follows:

                                                     Authorized
                                       Adjusted       Control
            Company                    Capital        Level RBC    RBC Ratio
                                              (Dollars in thousands)
     Pioneer Life Insurance
       Company of Illinois               $77,460       $23,080         336%

     Manhattan National
       Life Insurance Company             24,424         4,316         566%

     National Group Life
       Insurance Company                  34,756         9,016         385%

     Continental Life &
       Accident Company                   11,791         4,996         236%

     Health & Life Insurance
       Company of America                  3,803           240       1,585%

          The Company has offered agent commission financing to certain of its agents and marketing organizations which consists primarily of annualization of first year commissions. This means that when the first year premium is paid in installments, the Company will advance a percentage of the commissions that the agent would otherwise receive over the course of the first policy year. On October 31, 1990, the Company through a subsidiary entered into an agreement with an unaffiliated corporation to provide financing for its agent commission financing program through the sale of agent receivables. This financing program was replaced with an amended agreement which was executed on October 1, 1992, to provide such subsidiary with the same type of financing. Pursuant to this amended agreement the termination date of the program is December 31, 1994, subject to extension or termination as provided therein.

          In April 1992, the Company settled certain disputes with several former agents and in addition to certain cash payments issued promissory notes representing future commission. The remaining total of $1,490,000 at December 31, 1993 was repaid in January 1994.

          In July 1993 the Company issued $57.5 million of 8% convertible subordinated debentures due 2000. Interest on the debentures is payable in January and July of each year. Net proceeds from the offering totaled approximately $54 million. The debentures are convertible into the Company's common stock at any time prior to maturity, unless previously redeemed, at a conversion price of $11.75 per share. The proceeds were used in part to repay the $15,000,000 and $10,000,000 term loans outstanding.

          In August 1993 the Company borrowed $1,500,000 to finance the acquisition of Healthcare Review Corporation. Interest on the note is payable quarterly at six percent. The note requires principal repayments of $75,000 per quarter through July 31, 1998.

          Interest paid amounted to $1,023,000, $2,274,000 and $2,416,000 for
     1993, 1992, and 1991, respectively.

          Management believes that the diversity of the Company's investment portfolio and the liquidity attributable to the large concentration of investments in highly liquid United States government agency securities provide sufficient liquidity to meet foreseeable cash requirements. In the fourth quarter of 1992 the Company segregated the fixed maturity portfolio into two components: fixed maturities held to maturity and fixed maturities available for sale. Because the Company's insurance subsidiaries experience strong positive cash flows, including sizeable monthly cash flows from mortgage-backed securities, the Company does not expect its insurance subsidiaries to be forced to sell the held to maturity investments prior to their maturities and realize material losses or gains. However, if the Company experiences changes in credit risk, it may be required to sell assets whose fair value is less than carrying value and incur losses.

          Life insurance and annuity liabilities are generally long term in nature although subject to earlier surrender as a result of the policyholder's ability to withdraw funds or surrender the policy, subject to surrender and withdrawal penalties. The Company believes its policyholder liabilities should be backed by an investment portfolio that generates predictable investment returns. The Company seeks to limit exposure to risks associated with interest rate fluctuations by concentrating its invested assets principally in high quality, readily marketable debt securities of intermediate duration and by attempting to balance the duration of its invested assets with the estimated duration of benefit payments arising from contract liabilities.

          The Company has no material commitments for capital expenditures at the present time. The Company acquired its corporate headquarters in Schaumburg, Illinois in January 1994 which will be primarily used for investment real estate.

     Investment Portfolio

          At December 31, 1993, the Company had invested assets of $674 million, compared to $568 million at December 31, 1992. The Company manages all of its investments internally with resource and evaluation assistance provided by independent investment consultants. Government and mortgage-backed obligations and corporate fixed maturity securities collectively comprised approximately 87% and 84% of the Company's investment portfolio at December 31, 1993 and 1992, respectively. The remainder of the invested assets were in short-term investments, equity securities, policy loans and mortgage loans.

          Fixed Maturity Investments. With the adoption of risk based capital rules and consumer concerns over insurance company solvency and financial stability, the asset quality of insurance companies' investment portfolios has become of greater concern to policyholders and has come under closer scrutiny by insurance regulators and investors. In response, the Company reduced its investments in below-investment grade fixed maturity securities to less than 1% of its invested assets at December 31, 1993, and 3.4% at December 31, 1992, down from 4.5% at December 31, 1991, and 5.0% at December 31, 1990. These reductions resulted from sales and write-downs of the carrying value of such securities in each of these periods, and the elimination of new purchases. The Company has a policy not to invest more than 5% of its total invested assets in securities below investment grade.

          Investments in below-investment grade fixed maturity securities generally have greater risks (and potentially greater returns) than other corporate fixed maturity investments. Risk of loss upon default by the issuer is significantly greater for these securities because they are generally unsecured and are often subordinated to other creditors of the issuer, and because these issuers usually have high levels of indebtedness and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. Also, the market for below-investment grade securities is less liquid and not as actively traded as the market for investment grade securities.

          The investment objectives of the Company are to maximize investment yield without sacrificing high investment quality and matched liquidity.

          The Company continually evaluates the creditworthiness of each issuer of securities held in its portfolio. When the fair value of an individual security declines materially, or when the Company's ongoing evaluation indicates that it may be likely that the Company will be unable to realize the carrying value of its investment, significant review and analytical procedures are performed to determine the extent to which such declines are attributable to changing market expectations regarding general interest rates and inflation and other factors, such as a perceived increase in the credit risk of the issuer, a general decrease in a particular industry sector or an overall economic decline.

          Declines in fair value attributable to factors other than market expectations regarding general interest rates and inflation are reviewed and analyzed in further detail to determine if the decline in value is other than temporary, and the carrying amount of the investment is reduced to its net realizable value based upon estimated non-discounted cash flows. The amount of the reduction is reported as a realized loss on investments and the net realizable value becomes the new cost basis of the investment. In addition, the Company reverses any accrued interest income previously recorded for the investment and records future interest income only when cash is received.

          The Company's use of non-discounted cash flows to evaluate net realizable value may result in lower realized losses in the current period than if the Company had elected to use discounting in its evaluation process. Also, yields recognized in future periods on such investments may be less than yields recognized on other investments and will be less than the yield expected when the fixed maturity security was originally purchased. The affect on net income from declines in interest income and portfolio yield from impaired securities in future periods will depend on many factors, including, in life insurance business, the level of interest rates credited to policyholder account balances. Inasmuch as interest rates credited to the Company's policyholders are typically only guaranteed for one year, the Company does not expect any material adverse affect on net income in future periods from declines in yields from impaired securities.

          Mortgage-Related Securities. At December 31, 1993, the Company had $324 million, or 55%, of its fixed maturities portfolio in mortgage-related securities ($351 million at December 31, 1992). The yield characteristics of mortgage-related securities differ from those of traditional fixed income securities. The major differences typically include more frequent interest and principal payments, usually monthly, and the possiblity that prepayments of principal may be made at any time. Prepayment rates are influenced by changes in current interest rates and a variety of economic, geographic, social and other factors and cannot be predicted with certainty. The yields to maturity of the mortgage-related securities will be affected by the actual rate of payment (including prepayments) of principal of the underlying mortgage loans.

          In general, prepayments on the underlying mortgage loans, and subsequently the mortgage-related securities backed by these loans, increases when the level of prevailing interest rates declines significantly below the interest rates on such loans. When declines in interest rates occur, the proceeds from the prepayment of such securities are likely to be reinvested at lower rates than the Company was earning on such securities.

          Prior to 1991, the Company's investments in mortgage-related securities consisted primarily of pass-through certificates which provide for regular monthly principal and interest payments. During 1991 and 1992, the Company restructured its portfolio by investing in principal only and inverse floaters/interest only tranches of collateralized mortgage obligations (CMOs) and accrual bonds (derivative securities) and other CMOs by selling pass-through certificates. The Company also purchased additional CMO investments with cash flows generated by policyholder premium collections, reinvestment of investment income and scheduled principal payments or maturities of investments and proceeds from the sales of fixed maturity investments, including significant sales of higher-coupon mortgage-related securities in 1991 and 1992.

          The Company's mortgage-related securities portfolio is well diversified as to collateral, maturity/duration and other characteristics. The majority of the mortgage-related securities portfolio has the guarantee or backing of agencies of the United States government. Generally, the mortgage-related securities consist of pools of single-family, residential mortgages.

          The derivative securities were acquired to protect the Company in the event of adverse interest rate fluctuations. The yields and fair values of the derivative securities are generally more sensitive to changes in interest rates and prepayments than other mortgage-related securities.

          Accrual bonds are CMOs structured such that the payments of coupon interest is deferred until principal payments begin on the bonds. On each accrual date, the principal balance is increased by the amount of the interest (based upon the stated coupon rate) that otherwise would have been payable. As such, these securities act much the same as zero coupon bonds until cash payments begin. Cash payments typically do not commence until earlier classes in the CMO structure have been retired, which can be significantly influenced by the prepayment experience of the underlying mortgage loan collateral in the CMO structure. Because of the zero coupon element of these securities and the potential uncertainty as to the timing of cash payments, their fair values and yields are more sensitive to changing interest rates than pass-through securities and coupon bonds.

          The Company's mortgage-related securities portfolio at December 31, 1993, also included $37 million of CMOs and pass-through certificates issued by non-government agencies ($57 million at December 31, 1992). The Company's holdings consist solely of senior securities in the CMO structures which are collateralized by first mortgage liens on single family residences. These securities are rated AAA or AA by Standard & Poor's, or the comparable equivalent rating by another independent nationally recognized rating agency.

          The credit worthiness of these securities is based solely on the underlying mortgage loan collateral and credit enhancements in the form of senior/subordinated structures, letters of credit, mortgage insurance or surety bonds. The underlying mortgage loan collateral principally consists of whole loan mortgages that exceed the $202,000 maximum imposed by both the Federal National Mortgage Associaton and the Federal Home Loan Mortgage Corporation and, as such, the collateral tends to be concentrated in states with the greatest number of higher priced single family residences, including California, New York, New Jersey, Maryland, Virginia and Illinois. The maximum average loan-to-value ratio for the collateral is 80%.

          The following table summarizes the components of the Company's mortgage-related securities portfolio at December 31, 1993, and December 31, 1992 (in thousands):

                                        December 31, 1993     December 31, 1992
                                                  Estimated            Estimated
                                      Carrying      Fair     Carrying  Market
                                       Value     Value (1)   Value     Value (1)
     Inverse floaters and interest
       only CMO tranches              $ 18,954    $ 16,003 $ 30,810 $ 24,632
     Accrual bonds:
             U.S. government agency      6,968       7,386    7,852    8,215

     Other CMOs:
             U.S. government agency    187,871     190,141  200,860  204,161
             Non-government agency      21,154      21,919   40,635   41,772
     Total other CMOs                  209,025     212,060  241,495  245,933

     U.S. government agency pass-through73,285      74,004   54,902   56,104
     Non-government agency pass-through 15,895      16,041   16,252   16,584
     Total mortgage-backed securities $324,127    $325,494 $351,311 $351,468

     (1) Fair values are generally derived from independent pricing services. Fair values for principal only and inverse floater/interest only tranches of CMOs at December 31, 1993, and 1992 reflect a discounted cash flow due to a lack of a liquid market for these securities.

     Recently Issued Accounting Standards

          For a discussion of a new income tax accounting standard and a new reinsurance accounting standard and the impact these standards had on the financial statements of the Company, see Note 2 of Notes to Consolidated Financial Statements.

     Item 8.   Financial Statements and Supplementary Data

          Consolidated Financial Statements are included in Part IV, Item 14 of this report.

     Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

          Not applicable.

                                       Part III


     Item 10.  Directors and Executive Officers of the Registrant

          The section of the definitive proxy statement to be filed with the Securities and Exchange Commission and mailed to stockholders before April 1, 1994, in connection with the Company's 1994 annual meeting of stockholders entitled "Election of Directors" is incorporated herein by this reference.

          For information on executive officers of the registrant, reference is made to the item entitled "Executive Officers of the Registrant" in Part I of this report.

     Item 11.  Executive Compensation

          The section of the definitive proxy statement to be filed with the Securities and Exchange Commission and mailed to stockholders before April 1, 1994, in connection with the Company's 1994 annual meeting of stockholders entitled "Executive Compensation" is incorporated herein by this reference.

     Item 12.  Security Ownership of Certain Beneficial Owners and Management

          The section of the definitive proxy statement to be filed with the Securities and Exchange Commission and mailed to stockholders before April 1, 1994, in connection with the Company's 1994 annual meeting of stockholders entitled "Principal Holders of Securities" is incorporated herein by this reference.

     Item 13.  Certain Relationships and Related Transactions

          The section of the definitive proxy statement to be filed with the Securities and Exchange Commission and mailed to stockholders before April 1, 1994, in connection with the Company's 1994 annual meeting of stockholders entitled "Certain Transactions" is incorporated herein by this reference.

                                       PART IV


     Item 14.  Exhibits, Financial Statement Schedules, and Reports on
               Form 8-K

          (a)  Documents filed as a part of this report:

               PIONEER FINANCIAL SERVICES, INC.

          1.   Financial Statements

               Report of Independent Auditors   . . . . . . . . . . . . F-1
               Consolidated Financial Statements  . . . . . . . . . . .
                    Statements of Consolidated Operations  . . . . . . F-2
                    Consolidated Balance Sheets  . . . . . . . . . . . F-3
                    Statements of Consolidated Stockholders' Equity. . F-5
                    Statements of Consolidated Cash Flows  . . . . . . F-6
                    Notes to Consolidated Financial Statements . . . . F-7

          2.   Financial Statement Schedules

               Schedule I - Consolidated Summary of Investments -
               Other Than Investments in Related Parties . . . . . . F-30

               Schedule II - Amounts Receivable From Related
               Parties and Underwriters, Promoters, and
               Employees Other Than Related Parties      . . . . . . F-31

               Schedule III - Condensed Financial Information of
               Registrant - Condensed Balance Sheets     . . . . . . F-32

               Schedule III - Condensed Financial Information of
               Registrant - Condensed Statements of Operations . . . F-33

               Schedule III - Condensed Financial Information of
               Registrant - Condensed Statements of
               Cash Flows. . . . . . . . . . . . . . . . . . . . . . F-34

               Schedule III - Note to Condensed Financial Statements F-35
               Schedule V - Supplementary Insurance Information. . . F-36
               Schedule VI - Reinsurance . . . . . . . . . . . . . . F-38

               Schedule VIII - Valuation and Qualifying Accounts . . F-39

               Schedule IX - Short-Term Borrowings . . . . . . . . . F-40

     All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

          3.   Exhibits

               See Exhibit Index below.

          (b)  Reports on Form 8-K

               The Company filed no reports on Form 8-K during the fourth quarter of 1993.

          (c)  Index to Exhibits

     Exhibit                                                 Sequentially
     Number         Description of Document                  Numbered Page

        3  (a)   Certificate of Incorporation
                 of the Company (filed as Exhibit 3(a)
                 to the Company's Registration Statement
                 on Form S-1 [No. 33-7759] and incorporated herein by reference)

        3  (b)   Amended Bylaws of the Company (filed as
                 Exhibit 3(b) to Amendment No. 1 to the
                 Company's Registration Statement
                 on Form S-1 [No. 33-30017] and incorporated herein by reference)

        4  (a)   Certificate of Designations with respect
                 to the Company's $2.125 Cumulative
                 Convertible Exchangeable Preferred Stock
                 ("Preferred Stock") (filed as Exhibit 4(a) to Post-Effective Amendment No. 1 to the
                 Company's Registration Statement on Form S-1
                 [No. 33-30017] and incorporated herein by reference)

        4  (b)   Proposed form of Indenture with respect
                 to the Company's 8 1/2% Convertible
                 Subordinated Debentures due 2014 into which the Preferred Stock is exchangeable (filed as Exhibit 4(b) to Post-Effective Amendment
                 No. 1 to the Company's Registration Statement on Form S-1 [No. 33-30017] and incorporated herein by reference)

        4  (c)   Rights Agreement dated as of December 12,
                 1990 between the Company and First Chicago
                 Trust Company of New York as Rights
                 Agent (including exhibits thereto)
                 (filed as Exhibit 1 to the Company's
                 registration statement on Form 8-A
                 dated December 14, 1990 and incorporated herein by reference)

       10  (a)   Form of contract with independent agents
                 (filed as Exhibit 10(f) to the Company's
                 Registration Statement on Form S-1
                 [No. 33-7759] and incorporated herein by reference)

       10  (b)   Nonqualified Stock Option Plan (filed as
                 Exhibit 10(g) to the Company's Registration
                 Statement on Form S-1 [No. 33-7759] and
                 incorporated herein by reference)

       10  (c)   Amendment to the Nonqualified Stock Option
                 Plan of the Company (filed as Exhibit 10(d) to the Company's Registration Statement on Form S-8 [No. 33-26455] and incorporated herein by reference)

       10  (d)   Amendment to the Nonqualified Stock Option
                 Plan of the Company (filed as Exhibit 10(c) to the Company's Registration Statement on Form S-1 [No. 33-17011] and incorporated herein by reference)

       10  (e)   Amendment to the Nonqualified Stock Option
                 Plan of the Company (filed as Exhibit 10(e) to the Company's registration statement on Form S-8 [No. 33-37305] and incorporated herein by reference)

       10  (f)   Amended and Restated Receivables purchase
                 agreement dated as of October 1, 1992 by and between Design Benefit Plans, Inc.
                 (formerly National Group Marketing Corporation) and National Funding Corporation
                 (filed herewith)

      *10  (g)   Employment Agreement dated December 3, 1993
                 by and between the Company and Peter W. Nauert
                 (filed herewith)

       10  (h)   Administrative Service Agreement dated
                 December 23, 1991, by and between
                 Administrative Service Corporation and
                 Pioneer Life Insurance Company of Illinois
                 (filed as Exhibit 10(v) to the Company's
                 Annual Report on Form 10-K [No. 0-14977] and incorporated herein by reference)

       10  (i)   Administrative Service Agreement dated
                 December 23, 1991, by and between
                 Administrative Service Corporation and
                 National Group Life (filed as Exhibit 10(w) to the Company's Annual Report on Form 10-K
                 [No. 0-14977] and incorporated herein
                 by reference)

      *10  (j)   Employment Agreement dated December 31,
                 1991 by and between National Benefit
                 Plans, Inc. and Peter W. Nauert (filed
                 as Exhibit 10(x) to the Company's Annual
                 Report on Form 10-K [No. 0-14977] and
                 incorporated herein by reference)

      *10  (k)   Amendment to Employment Agreement dated
                 March 26, 1993 by and between National
                 Benefit Plans, Inc. and Peter W. Nauert
                 (filed herewith)

      *10  (l)   Employment Agreement dated December 31,
                 1991 by and between Direct Financial
                 Services, Inc. and Peter W. Nauert
                 (filed as Exhibit 10(y) to the Company's
                 Annual Report on Form 10-K [No. 0-14977] and incorporated herein by reference)

      *10  (m)   Amendment to Employment Agreement dated March 26,
                 1993 by and between Direct Financial Services, Inc.
                 and Peter W. Nauert (filed herewith)

       10  (n)   Credit Agreement dated as of December 22, 1993 by and
                 among the Company and American National Bank and Trust
                 Company of Chicago, as Agent and American National
                 Bank and Trust Company of Chicago, Firstar Bank
                 Milwaukee, N.A. and Bank One, Rockford, NA, as Banks
                 (filed herewith)

       11        Statement of Computation of per share net income
                 or loss (filed herewith)                           __

       21        List of subsidiaries (filed herewith)              __

       23        Consent of Ernst & Young (filed herewith)          __

     ____________________

     * Indicates management employment contracts or compensatory plans or arrangements.

                  Pioneer Financial Services, Inc. and Subsidiaries

                                 Financial Statements



                             Year ended December 31, 1993





                                       Contents

     Report of Independent Auditors  . . . . . . . . . . . . . . .  F-1

     Financial Statements


     Statements of Consolidated Operations . . . . . . . . . . . .  F-2
     Consolidated Balance Sheets . . . . . . . . . . . . . . . . .  F-3
     Statements of Consolidated Stockholders  Equity . . . . . . .  F-5
     Statements of Consolidated Cash Flows . . . . . . . . . . . .  F-6
     Notes to Consolidated Financial Statements  . . . . . . . . .  F-7












































                            Report of Independent Auditors



     Board of Directors
     Pioneer Financial Services, Inc.




     We have audited the accompanying consolidated balance sheets of Pioneer Financial Services, Inc. and subsidiaries as of December 31, 1993 and 1992, and the related statements of consolidated operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company s management.
     Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly,

     in all material respects, the consolidated financial position of Pioneer Financial Services, Inc. and subsidiaries at December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                                ERNST & YOUNG


     Chicago, Illinois
     March 2, 1994


                  Pioneer Financial Services, Inc. and Subsidiaries
                        Statements of Consolidated Operations
                       (In Thousands, Except Per Share Amounts)



                                            Year ended December 31
                                                1993      1992       1991
     Revenues
     Premiums and policy charges (Note 5):
             Accident and health            $ 601,684 $ 559,894 $ 593,236
             Life and annuity                  43,878    35,219    33,321
                                              645,562   595,113   626,557
     Net investment income (Note 3)            40,242    43,555    47,974
     Other income and realized investment
             gains and losses (Note 3)         17,920    17,305    34,207
                                              703,724   655,973   708,738
     Benefits and expenses
     Benefits:
             Accident and health              397,963   368,046   376,820
             Life and annuity                  44,015    47,622    46,128
                                              441,978   415,668   422,948
     Insurance and general expenses           162,831   162,837   173,806
     Interest expense (Note 7 and 10)           3,276     2,189     2,916
     Amortization of deferred policy
             acquisition costs (Notes 3 and 8) 76,875   100,715    95,748
                                              684,960   681,409   695,418
     Income (loss) before income taxes         18,764   (25,436)   13,320
     Income taxes (benefit) (Note 4):
             Current                           10,858     2,878     7,228
             Deferred                          (4,239)  (11,355)   (7,780)
                                                6,619    (8,477)    4,448
     Net income (loss)                         12,145   (16,959)    8,872

     Preferred stock dividends (Note 11)        2,021     2,039     2,039
     Income (loss) applicable to common
             stockholders                   $  10,124 $ (18,998) $  6,833

     Net income (loss) per common share:
             Primary                        $    1.51 $   (2.85) $   1.02
             Fully diluted                       1.26     (2.85)     1.02

     Average common and common equivalent
             shares outstanding:
             Primary                            6,724     6,660     6,699
             Fully diluted                     10,731     8,195     8,234


     See notes to consolidated financial statements.

                  Pioneer Financial Services, Inc. and Subsidiaries
                             Consolidated Balance Sheets
                  (In Thousands, Except Share and Per Share Amounts)



                                                         December 31
                                                       1993     1992
     Assets
     Investments (Note 3):
             Fixed maturities:
              Held to maturity - principally
                 at amortized cost
                (fair value: 1993   $325,540;
                 1992 - $434,195)                    $326,512 $434,726
              Available for sale - at lower of
                  aggregate amortized
                cost or fair value (fair value: 1993 -
                $ 263,263; 1992 - $39,992)            257,717   38,751
             Equity securities   at fair value (cost:
              1993 - $12,382; 1992   $14,925)          17,436   19,537
             Mortgage loans   at unpaid balance         3,201      583
             Policy loans   at unpaid balance          23,988   21,386
             Short-term investments   at cost,
              which approximates fair value            45,352   53,366
     Total investments                                674,206  568,349



     Cash                                              23,379   18,686
     Premiums and other receivables, less allowance
             for doubtful accounts (Notes 6 and 17) 20,734 22,056 Reinsurance receivables and amounts
       on deposit with reinsurers (Note 2 and 5)       74,366   56,931
     Accrued investment income                          8,482    7,164
     Deferred policy acquisition costs (Note 8)       260,432  269,674
     Land, building, and equipment   at cost, less
             accumulated depreciation (Note 17)        22,248   18,210
     Deferred federal income taxes (Note 4)             3,922       -
     Other                                             20,502   17,619



                                                   $1,108,271 $978,689




                                                            December 31
                                                          1993       1992
     Liabilities, redeemable preferred stock,
           and stockholders  equity
     Policy liabilities (Note 2):
             Future policy benefits:
              Life                                       $244,249 $232,940
              Annuity                                     208,155  180,553
              Accident and health                         158,330  144,922
             Unearned premiums                             87,945   90,880
             Policy and contract claims                   189,389  148,141
             Other                                         15,037    8,260
                                                          903,105  805,696
     General liabilities:
             General expenses and other liabilities        48,442   48,011
             Deferred federal income taxes (Note 4)             -      159
             Short-term notes payable (Note 7)              5,575   12,931
             Long-term notes payable (Note 7)               1,125   25,170

     Convertible subordinated debentures (Note 10)         57,477        -
     Total liabilities                                  1,015,724  891,967

     Commitments and contingencies (Notes 4 to 9 and 14)

     Redeemable Preferred Stock, no par value (Note 11):
             $2.125 cumulative convertible exchangeable
              preferred stock:
                Authorized: 5,000,000 shares
                Issued and outstanding: (1993 - 947,000
                    shares; 1992 - 959,600 shares)        23,675   23,900

     Stockholders  equity (Notes 4 and 9 to 13):
             Common Stock, $1 par value:
              Authorized: 20,000,000 shares
              Issued, including shares in treasury
                (1993 - 6,900,000; 1992 - 6,820,000)        6,900    6,820
             Additional paid-in capital                    28,814   28,399
             Unrealized appreciation
                of equity securities (Note 3)               3,285    3,044
             Retained earnings                             34,645   24,521
             Less treasury stock at cost (1993 - 556,800
                shares; 1992 - 10,600 shares)              (4,772)     (52)
     Total stockholders  equity                            68,872   62,732
                                                       $1,108,271 $978,689


     See notes to consolidated financial statements.





                                Pioneer Financial Services, Inc. and Subsidiaries
                                Statements of Consolidated Stockholders' Equity
                              (In Thousands, Except Share and Per Share Amounts)

                                                       Unrealized
                                                      Appreciation                  Total
                                           Additional(Depreciation)                 Stock-
                                   Common    Paid-In  of Equity  Retained Treasury  holders
                                    Stock    Capital  Securities Earnings  Stock    Equity

     Balance at January 1, 1991      $ 6,626   $27,711 $(6,285)  $36,686           $ 64,738

     1991 transactions:
     Net income                            -         -       -     8,872      -       8,872
     Cash dividends - Preferred
      Stock ($2.125 share)                 -         -       -    (2,039)     -      (2,039)
     Appreciation of equity
      securities                           -         -   3,899         -      -       3,899
     Balance at December 31, 1991      6,626    27,711  (2,386)   43,519      -      75,470

     1992 transactions:
     Net loss                              -         -       -   (16,959)     -     (16,959)
     Cash dividends - Preferred
      Stock ($2.125 per share)             -         -       -    (2,039)     -      (2,039)
     Conversion of National Benefit
      Plans, Inc. shares
       (163,566 shares) (Note 15)        164       553       -        -       -         717
     Stock options exercised
      (30,000 shares)                     30       135       -        -       -         165
     Appreciation of equity
      securities                           -         -    5,430       -       -       5,430
     Purchase of treasury stock
      (10,600 shares)                      -         -       -        -     (52)        (52)
     Balance at December 31, 1992      6,820    28,399    3,044    24,521   (52)     62,732

     1993 transactions:
     Net income                            -         -       -     12,145     -      12,145
     Cash dividends - Preferred
      Stock ($2.125 per share)             -         -       -     (2,021)    -      (2,021)













     Stock options exercised
      (72,000 shares)                     72       379       -        -       -         451
          -           451
     Appreciation of equity
      securities                           -         -      241       -       -         241
     Purchase of treasury stock
      (546,200 shares)                     -         -       -        -     (4,720)  (4,720)
     Issuance of shares pursuant
      to Agent Stock Purchase
      Plan (8,057 shares) (Note 15)        8       36        -          -     -          44
     Balance at December 31, 1993     $6,900   $28,814   $3,285    $34,645 $(4,772) $68,872



     See notes to consolidated financial statements.




                  Pioneer Financial Services, Inc. and Subsidiaries
                        Statements of Consolidated Cash Flows
                                    (In Thousands)


                                                  Year ended December 31
                                                  1993      1992      1991
     Operating activities
     Net income (loss)                         $  12,145 $ (16,959)$   8,872
     Adjustments to reconcile net income or loss
     to net cash provided by operating activities:
        Decrease (increase) in premiums receivable(3,912)    5,673     6,782
        Increase in policy liabilities            31,132    12,734    51,280
        Deferral of policy acquisition costs     (67,633)  (56,936) (102,824)
        Amortization of deferred policy
          acquisition costs (Note 8)              76,875   100,715    95,748
        Deferred income tax benefit               (4,239)  (11,355)   (2,780)
        Change in other assets and liabilities   (13,423)  (10,597)   (4,107)
        Depreciation, amortization, and accretion  9,795    10,303     2,761
        Realized losses (gains) (Note 3)           1,336        47    (7,897)
     Net cash provided by operating activities    42,076    33,625    47,835

     Investing activities
     Net decrease (increase) in short-term
        investments                               28,792   (21,403)   57,883
     Purchases of investments and loans made    (382,339) (621,017) (400,871)
     Sales of investments                        192,697   451,422   294,333
     Maturities of investments and receipts from
        repayment of loans                       118,620   151,042    32,734
     Net purchases of property and equipment      (3,956)   (4,434)   (3,470)
     Sale of subsidiary, net of cash sold of $166      -         -     8,386
        (Note 18)
     Purchase of subsidiaries including a cash
        overdraft of $1,019 (Note 18)             (9,685)        -        -
     Net cash used by investing activities       (55,871)  (44,390)  (11,005)

     Financing activities
     Net proceeds from issuance of convertible
      subordinated debentures (Note 10)           54,055         -         -
     Increase in notes payable                         -    14,030         -
     Repayment of notes payable                  (31,401)   (3,900)  (15,247)
     Proceeds from sale of agent
       receivables (Note 6)                       25,376    20,347    36,950
     Transfer of collections on previously sold
        agent receivables (Note 6)               (22,981)  (22,437)  (43,539)
     Dividends paid                               (2,021)   (2,039)   (2,039)
     Stock options exercised                         451       165         -
     Purchase of treasury stock                   (4,720)      (52)        -
     Retirement of preferred stock                  (315)        -         -
     Other                                            44       717         -
     Net cash provided (used) by financing
        activities                                18,488     6,831   (23,875)
     Increase (decrease) in cash                   4,693    (3,934)   12,955
     Cash at beginning of year                    18,686    22,620     9,665












      Cash at end of year                       $  23,379 $  18,686 $  22,620

     See notes to consolidated financial statements.

                  Pioneer Financial Services, Inc. and Subsidiaries

                      Notes to Consolidated Financial Statements


     1.  Accounting Policies

     Principles of Consolidation

     The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) and include the accounts and operations, after intercompany eliminations, of Pioneer Financial Services, Inc. (PFS) and its subsidiaries.

     Investments

     PFS's fixed maturity portfolio is segregated into two components: fixed maturities held to maturity and fixed maturities available for sale. Fixed maturities, where the intent is to hold to maturity, are carried at amortized cost, adjusted for other-than-temporary impairments. In cases where there are changes in credit risk, fixed maturities that are carried at amortized cost may be liquidated prior to maturity. Fixed maturities that are available for sale are carried, on an aggregate basis, at the lower of amortized cost or fair value. Changes in aggregate unrealized depreciation on fixed maturities available for sale are reported directly in stockholders' equity, net of applicable deferred income taxes.

     The amortized cost of fixed maturities classified as held to maturity or available for sale is adjusted for amortization of premiums and accretion of discounts to maturity, or, for mortgage-backed securities, over the estimated life of the security. Such amortization is included in net investment income. To the extent that the estimated lives of mortgage-backed securities change as a result of changes in prepayment rates, the accumulated amortization of premiums and the accretion of discounts is adjusted retrospectively with a charge or credit to current operations.

     As regards equity securities, changes in unrealized appreciation or temporary depreciation, after deferred income tax effects, are reported directly in stockholders equity. Realized gains and losses on the sale of investments are determined on the specific identification basis and are included in other income in the statements of operations.

     Revenues

     Revenues for interest-sensitive life insurance and annuities consist of charges assessed against policy account values. For accident and health and other life insurance, premiums are recognized as revenue when due. Accident and health group association dues and fees, included in other revenues, are recognized as revenue when received.



                  Pioneer Financial Services, Inc. and Subsidiaries

              Notes to Consolidated Financial Statements (consolidated)

     1.  Accounting Policies (continued)

     Future Policy Benefits

     The liabilities for future policy benefits related to the annuity and interest-sensitive life insurance policies are calculated based on accumulated fund values. As of December 31, 1993, interest credited during the contract accumulation period ranged from 5.0% to 8.0%. Investment spreads and mortality gains are recognized as profits when realized, based on the difference between actual experience and amounts credited or charged to policies.

     The carrying amounts of PFS's liabilities for investment-type insurance contracts were $200,894,000 and $173,930,000 at December 31, 1993 and 1992,
     respectively. The fair values of these liabilities at December 31, 1993 and 1992 were $191,816,000 and $165,739,000, respectively.

     The liabilities for future policy benefits on other life and accident and health insurance policies have been computed by a net level method based on estimated future investment yield, mortality or morbidity, and withdrawals, including provisions for adverse deviation. Interest rate assumptions range from 3.5% to 8.5% depending on the year of issue. The provisions for future policy benefits and the deferral and amortization of policy acquisition costs are intended to result in benefits and expenses being associated with premiums proportionately over the policy periods.

     Unearned Premiums

     Unearned premiums are calculated using the monthly pro-rata basis.

     Deferred Policy Acquisition Costs

     Costs that vary with, and are primarily related to, the production of new business are deferred. Such costs are primarily related to accident and health business and principally include the excess of new business commissions over renewal commissions and underwriting and sales expenses.

     For annuities and interest-sensitive life insurance policies, deferred costs are amortized generally in proportion to expected gross profits arising from the difference between investment and mortality experience and amounts credited or charged to policies. That amortization is adjusted retrospectively when estimates of current or future gross profits (including the impact of realized investment gains and losses) to be realized from a group of products are revised. For other life and accident and health policies, costs are amortized over the premium-paying period of the policies, using the same mortality or morbidity, interest, and withdrawal assumptions that are used in calculating the liabilities for future policy benefits.

     1.  Accounting Policies (continued)

     The unamortized cost of purchased insurance in force is included in deferred policy acquisition costs ($23,078,000 and $20,200,000 at December 31, 1993 and 1992, respectively). Amortization of these amounts is in relation to the present value of estimated gross profits over the estimated remaining life of the related insurance in force.

     Policy and Contract Claims

     The liabilities for policy and contract claims, principally accident and health, are determined using case-basis evaluations and statistical analyses based on past experience and represent estimates of the ultimate net cost of incurred claims and the related claim adjustment expenses. Although considerable variability is inherent in such estimates, management believes that these liabilities are adequate. The estimates are continually reviewed and adjusted as necessary; such adjustments are included in current operations.
     Reinsurance

     Reinsurance premiums, commissions, expense reimbursements, and receivables related to reinsured business are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums reinsured to other companies have been reported as reductions of premium revenues. Amounts recoverable for reinsurance related to future policy benefits, unearned premium reserves, and claim liabilities have been reported as reinsurance receivables; expense allowances received in connection with reinsurance have been accounted for as a reduction of the related deferred policy acquisition costs and are deferred and amortized accordingly.

     Acquisition costs relating to the production of new business result in a reduction of statutory-basis net income. PFS had entered into certain financial reinsurance agreements that have the effect of deferring this statutory-basis reduction and amortizing costs over future periods. The remaining effect of such reinsurance has been eliminated from the accompanying consolidated financial statements.
















     1.  Accounting Policies (continued)

     Federal Income Taxes

     Federal income tax provisions are based on income or loss reported for financial statement purposes and tax laws and rates in effect for the years presented. For 1992 and 1991, deferred federal income taxes were provided for the differences between the recognition of income and loss determined for financial reporting purposes and income tax purposes. Effective January 1, 1993, deferred federal income taxes have been provided using the liability method an accordance with Financial Accounting Standards Board
     (FASB) Statement No. 109 "Accounting for Income Taxes" (See Note 2). Under this method deferred tax assets and liabilities are determined based on the differences between their financial reporting and their tax bases and are measured using enacted tax rates.

     Depreciation

     Building and equipment are recorded at cost and are depreciated using principally the straight-line method.

     Net Income or Loss Per Common Share

     Primary net income or loss per share of Common Stock is determined by dividing net income or loss, less dividends on Preferred Stock, by the weighted-average number of Common Stock and Common Stock equivalents (dilutive stock options) outstanding. Where the effect of Common Stock equivalents on net income or loss per share would be antidilutive, they are excluded from the average shares outstanding. Fully diluted net income or loss per share is computed as if the Preferred Stock and Convertible Subordinated Debentures had been converted to Common Stock. Where the effect of the assumed conversion on net income or loss per share would be antidilutive, fully diluted net income or loss per share represents the primary amount.

















     1.  Accounting Policies (continued)

     Cost in Excess of Net Assets of Companies Acquired

     The cost in excess of net assets of companies acquired (goodwill) ($5,449,000 and $3,776,000 at December 31, 1993 and 1992, respectively) is included in other assets and is being amortized principally on a straight-line basis over periods from seven to forty years.

     Treasury Stock

     The board of directors has authorized PFS to buy back shares of its own common and preferred stock on the open market from time to time. During 1993 and 1992, PFS repurchased 546,200 and 10,600 shares, respectively, of their common stock. During 1993, PFS repurchased 12,600 shares of their preferred stock. Treasury stock is accounted for using the cost method.

     Cash Flow Information

     Cash includes cash on hand and demand deposits.

     Fair Values of Financial Instruments

     The following methods and assumptions were used by PFS in estimating its fair values for financial instruments:

     Cash, short-term investments, short-term notes payable, and accrued investment income: The carrying amounts reported in the balance sheets for these instruments approximate their fair values.

     Investment securities: Fair values for fixed maturity securities (including redeemable preferred stocks) are based on quoted market prices, where available. For fixed maturity securities not actively traded, fair values are estimated using values obtained from independent pricing services, or, in the case of private placements, are estimated by discounting expected future cash flows using a current market rate applicable to the yield,quality, and maturity of the investments. The fair values for equity securities are based on quoted market prices and are recognized in the balance sheets.

     Mortgage loans and policy loans: The carrying amount of PFS's mortgage loans approximates their fair values. The fair values for policy loans are estimated using capitalization of earnings methods, using interest rates currently being offered for similar loans to borrowers with similar credit ratings.

     Investment contracts: Fair values for PFS's liabilities under investment-type insurance contracts are based on current cash surrender values.

     Fair values for PFS's insurance policies other than investment contracts are not required to be disclosed. However, the fair values of liabilities under all insurance policies are taken into consideration in PFS's overall management of interest rate risk, which minimizes exposure to changing interest rates through the matching of investment maturities with amounts due under insurance policies.

     Long-term notes payable: The fair value of PFS's long-term notes payable approximates the carrying value.

     Convertible subordinated debentures: The fair value of PFS's convertible subordinated debentures is based on quoted market prices.

     New Accounting Standard

     In 1993 the FASB issued Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which PFS must adopt prospectively effective January 1, 1994. Under the new rules, fixed maturities that PFS has both the positive intent and ability to hold to maturity will be carried at amortized cost. Fixed maturities that PFS does not have the positive intent and ability to hold to maturity and all marketable equity securities will be classified as available-for-sale or trading and carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale will be included as a separate component of stockholders' equity. Unrealized holding gains and losses on securities classified as trading will be reported in earnings. PFS does not anticipate categorizing any fixed maturities as trading.

     In connection with the adoption of the Statement No. 115, PFS may reclassify certain investments in fixed maturities between the available for sale and held to maturity categories. Accordingly, as of January 1, 1994, although the carrying value of investments in fixed maturities is expected to increase based on the December 31, 1993 fair values, the net effect on stockholders' equity has not been determined. Previously reported financial statements are not permitted to be restated for this Statement.

     Reclassifications

     Certain amounts in the 1991 and 1992 financial statements have been reclassified to conform to the 1993 presentation.

     2.  Changes in Accounting Principles

     Federal Income Taxes

     Effective January 1, 1993, PFS changed its method of accounting for income taxes from the deferred method to the liability method required by FASB Statement No. 109, "Accounting for Income Taxes". As permitted under the new rules, prior years' financial statements have not been restated.

     The cumulative effect of adopting Statement No. 109 as of January 1, 1993 was not significant and has not been separately disclosed (See Note 4 for further income tax disclosures).

















     Reinsurance

     Effective January 1, 1993, PFS changed its method of accounting for reinsurance contracts in accordance with FASB Statement No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts". Under Statement No. 113, all assets and liabilities related to reinsured insurance contracts are reported on a gross basis rather than the previous practice of reporting such assets and liabilities net of reinsurance.

     The effect of adopting Statement No. 113 was to increase both assets and liabilities by $19,453,000 and $16,391,000 at December 31, 1993 and 1992,
     respectively. The amounts recoverable from reinsurers are now classified as reinsurance receivables on the balance sheets. As permitted under Statement No. 113, the accompanying December 31, 1992 balance sheet has been reclassified to the gross basis. The adoption of Statement No. 113 had no effect on net income.

     3.  Investments

     Realized investment gains (losses), including provisions for losses on investments held, and unrealized appreciation (depreciation) on equity securities, fixed maturities, and other investments are summarized as follows:




























                                      Fixed       Equity
                                   Maturities  Securities  Other  Total
                                              (In Thousands)
               1993
               Realized             $ (1,638)  $   293  $   9  $(1,336)
               Unrealized              3,864       442      -    4,306
                                    $  2,226   $   735  $   9    2,970

               1992
               Realized             $    (91)  $    44  $    - $   (47)
               Unrealized            (11,144)    6,998       -  (4,146)
                                    $(11,235)  $ 7,042  $    - $(4,193)

               1991
               Realized             $  7,280   $  (244) $  861 $  7,897
               Unrealized             15,379     3,899       -   19,278
                                    $ 22,659   $ 3,655  $  861 $ 27,175

     For annuities and interest-sensitive life insurance policies, GAAP requires that deferred policy acquisition costs be amortized in proportion to the estimated profits, including realized investment gains, expected to be realized over the life of the policies. In 1991, PFS sold investments related to this life and annuity business and realized a substantial amount of gains. As required by GAAP, realizing these higher-than-expected gains caused additional deferred policy acquisition cost amortization totaling $3,800,000 in 1991.

     At December 31, 1993 and 1992, the allowance for losses on investments held amounted to $4,200,000 and $1,900,000, respectively.























     At December 31, 1993, gross unrealized appreciation pertaining to equity securities was $5,067,000 and gross unrealized depreciation was $13,000. Deferred taxes of $1,769,000 and $1,568,000 have been provided on the net unrealized appreciation at December 31, 1993 and 1992, respectively.

     A comparison of amortized cost to fair value of fixed maturity investments by category is as follows:

                                                 Gross     Gross
                                    Amortized UnrealizedUnrealized   Fair
                                      Cost       Gains    Losses    Value

                                                (In Thousands)
     At December 31, 1993:
     Held to Maturity

     U.S. Treasury                 $  9,124    $  100   $   (61)  $  9,163
     States and political
       subdivisions                   5,200         -         -      5,200
     Corporate securities           119,276     2,653      (312)   121,617
     Mortgage-backed securities     192,912     1,908    (5,260)   189,560
                                   $326,512    $4,661   $(5,633)  $325,540

     Available for Sale

     U.S. Treasury                 $ 26,894    $  570   $   (26)  $ 27,438
     States and political
       subdivisions                  21,571       121         -     21,692
     Foreign governments              4,056         2      (119)     3,939
     Corporate securities            73,981       744      (465)    74,260
     Mortgage-backed securities     131,215     5,029      (310)   135,934
                                   $257,717    $6,466   $  (920)  $263,263




















                                          Gross       Gross
                              Amortized  Unrealized  Unrealized Fair
                                 Cost      Gains      Losses    Value

                                          (In Thousands)
     At December 31, 1992:
     Held to Maturity

     U.S. Treasury               $ 15,363   $  406  $  (71)   $ 15,698
     States and political
               subdivisions           199       12     -           211
     Corporate securities          98,836    1,344   (1,366)    98,814
     Mortgage-backed securities   320,328    7,140   (7,996)   319,472
                                 $434,726   $8,902  $(9,433)  $434,195
     Available for Sale

     U.S. Treasury               $  1,425   $  109  $   -     $  1,534
     Corporate securities           6,343      181    (62)       6,462
     Mortgage-backed securities    30,983    1,263    (250)     31,996
                                 $ 38,751   $1,553   $(312)   $ 39,992


     The amortized cost and fair value of fixed maturities at December 31, 1993, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.


                                             Amortized    Fair
                                                Cost      Value
                  Held to Maturity:             (In Thousands)

                  Due in 1994               $     657   $    673
                  Due 1995-1998                16,707     17,254
                  Due 1999-2003                67,455     68,611
                  Due after 2003               48,781     49,442
                  Mortgage-backed securities  192,912    189,560
                                             $326,512   $325,540

                  Available for Sale:

                  Due in 1994                $  2,308   $  2,378
                  Due 1995-1998                36,109     36,544
                  Due 1999-2003                61,750     62,036
                  Due after 2003               26,335     26,371
                  Mortgage-backed securities  131,215    135,934
                                             $257,717   $263,263




     The fair value of PFS's investment in policy loans was estimated to be $21,011,000 and $18,037,000 at December 31, 1993 and 1992, respectively.

     Proceeds from sales of investments (principally fixed maturities) during 1993, 1992 and 1991 were $192,697,000, $451,422,000 and $294,333,000, respectively.  Gross gains of $10,834,000, $8,073,000 and $7,808,000 and gross losses of $12,472,000, $8,164,000 and $528,000 were realized on fixed maturity sales in 1993, 1992 and 1991, respectively.

     Major categories of net investment income are summarized as follows:

                                         1993      1992      1991
                                               (In Thousands)

     Fixed maturities                  $34,529   $39,384   $38,687
     Short-term investments              2,691     2,083     6,311
     Other                               4,069     3,733     4,079
     Total investment income            41,289    45,200    49,077
     Investment expenses                (1,047)   (1,645)   (1,103)
     Net investment income             $40,242   $43,555   $47,974

     At December 31, 1993, securities with a carrying value of $92,624,000 were on deposit with various government authorities to meet regulatory requirements.

     At December 31, 1993, the carrying value of investments in any one entity and/or in their affiliates which exceeded 10% of PFS s consolidated stockholders equity were as follows:

     Fixed Maturities
     Ford Capital                                         $18,684,000
     GMAC                                                  17,472,000
     State of Washington                                   10,023,000
     Associates Corporation                                 7,242,000

     At December 31, 1993, PFS held unrated or less-than-investment-grade securities of $803,000, net of reserves for losses, with an aggregate fair value of $824,000. Those holdings amounted to less than 1% of PFS s total investments at December 31, 1993.










     At December 31, 1993, fixed maturities with a carrying value of $18,129,000 had been non-income producing for the preceding 12-month period.

     4.  Federal Income Taxes

     As discussed in Note 2, PFS adopted FASB Statement No. 109 as of January 1, 1993. The cumulative effect of the change in accounting for income taxes was not significant. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of PFS's deferred tax liabilities and assets as of December 31, 1993 are as follows (in thousands):

               Deferred tax liabilities

               Deferred policy acquisition costs                 $86,545
               Net unrealized appreciaton on marketable
                   equity securities                               1,769
               Other                                               1,367
               Total deferred tax liabilities                     89,681

               Deferred tax assets
               Policy liabilities                                 77,493

               Financial reinsurance                              11,150
               Other                                               8,833
               Total deferred tax assets                          97,476
               Valuation allowance for deferred tax assets        (3,873)

               Deferred tax assets net of valuation allowance
                  allowance                                       93,603
               Net deferred tax asset                            $ 3,922


     The nature of PFS's deferred tax assets and liabilities are such that the reversal pattern for these temporary differences should generally result in realization of PFS's deferred tax assets. PFS establishes a valuation allowance for any portion of the deferred tax asset that management believes may not be realized. In 1993, the valuation allowance was increased by $1,221,000 principally due to the acquisition of Continental Life & Accident Company (See Note 18).







      The deferred tax benefit for 1992 and 1991 includes the effects of the following items:

                                                   1992         1991
                                                 (Dollars in thousands)
     Deferred policy acquisition costs            $(16,232)  $   (440)

     Policy liabilities                              2,966     (5,967)
     Decrease in operating loss carryforward           143      2,050
     General expenses                                1,537        522
     Financial statement capital gains
       greater than tax capital gains                  148        743
     Other                                              83        312
     Deferred federal income tax benefit          $(11,355)   $(2,780)


     PFS s effective federal income tax rate varied from the statutory federal income tax rate as follows:
                                  Deferred Method               Liability Method
                                       1993            1992            1991
                                Amount     %    Amount      %    Amount     %
                                          (Dollars in Thousands)

     Statutory federal income
      tax rate applied to
      income or loss
       before income taxes      $6,567   35.0%  $(8,648)  34.0% $ 4,529   34.0%
     Nondeductible goodwill
       amortization                319    1.7       192    (.8)     212    1.6
     Realized gain on sale of
      subsidiary in excess of
      tax-basis gain (Note 18)     -      -          -     -       (247)  (1.9)
     Tax exempt interest           (99)   (.5)       -     -         -      -
     Other                        (168)   (.9)      (21)    .1      (46)   (.3)
     Income taxes (benefit) and
       effective rate          $  6,619  35.3%  $(8,477)  33.3% $ 4,448   33.4%



     Taxes paid amounted to $5,735,000, $8,828,000, and $2,566,000 for 1993,
     1992, and 1991, respectively.








     Under pre-1984 life insurance company income tax laws, a portion of a life insurance company s gain from operations was not subjected to current income taxation but was accumulated, for tax purposes, in a memorandum
     account designated as the  policyholders  surplus account.   The balance in
     this account at December 31, 1993 for PFS s life insurance subsidiaries was $10,040,000. Should the policyholders surplus accounts of PFS s life insurance subsidiaries exceed their respective maximums, or should distributions in excess of their tax-basis shareholders surplus account be made by the life insurance subsidiaries, such excess or distribution would be subject to federal income taxes at rates then in effect. Deferred taxes of $3,500,000 have not been provided on amounts included in the policyholders surplus accounts, since PFS contemplates no such taxable events in the foreseeable future.

     As of December 31, 1993, PFS s life insurance subsidiaries had combined tax-basis shareholders surplus accounts of $36,100,000. Distributions up to that amount would result in no income tax liability.

     5.  Reinsurance

     PFS s insurance subsidiaries reinsure risks with other companies to permit the recovery of a portion of the direct losses. These reinsured risks are treated as though, to the extent of the reinsurance, they are risks for which the subsidiaries are not liable. PFS remains liable to the extent that the reinsuring companies do not meet their obligations under these reinsurance treaties.

     PFS's premiums were reduced for reinsurance premiums by $40,592,000, $30,469,000, and $33,789,000 in 1993, 1992, and 1991, respectively. Under various reinsurance arrangements, PFS's premiums were increased by $19,338,000, $15,403,000, and $13,933,000 in 1993, 1992, and 1991,
     respectively. PFS's policy benefits have been reduced for reinsurance recoveries of $21,871,000 in 1993, $22,171,000 in 1992, and $28,714,000 in
     1991. At December 31, 1993, approximately 67% of PFS's reinsurance receivables and amounts on deposit with reinsurers were due from Employers Reinsurance Corporation.

     6.  Sale of Agent Receivables

     In 1993, 1992, and 1991 a subsidiary of PFS sold agent receivables to an unaffiliated company for proceeds of $25,376,000, $20,347,000, and $36,950,000, respectively.








     The outstanding balances of such agent receivables sold that remained uncollected at December 31, 1993 and 1992 were $9,815,000 and $6,339,000, respectively. PFS remains subject to a maximum credit exposure under this agreement amounting to 10% of agent receivables at December 31, 1993.

     7.  Notes Payable

     In 1992, PFS settled certain disputes with several former agents and in addition to certain cash payments issued promissory notes representing future commissions. A final payment of $1,490,000 is payable for these notes in 1994.

     At December 31, 1993, PFS had $3,785,000 of short-term debt liability for which a PFS agency subsidiary s future renewal commissions were pledged as collateral.

     At December 31, 1993, a PFS subsidiary had an unsecured loan of $1,425,000. The portion of the loan due in 1994 of $300,000 is included in short-term notes payable. The remainder of the note is included in long-term notes payable. The note bears interest currently at 6% per annum and is payable quarterly with the final payment due July 1998.

     Interest paid amounted to $1,023,000, $2,274,000, and $2,416,000 for 1993,
     1992, and 1991, respectively.

     8.  Accident and Health Business

     In making the determination that policy liabilities, future premiums, and anticipated investment income will be adequate to provide for future claims and expenses (including the amortization of deferred policy acquisition costs), PFS has made assumptions with regard to each of these items. Although there is significant variability inherent in these estimates, management believes that these assumptions are reasonable.

     Pursuant to an actuarial study performed in the fourth quarter of 1992, PFS revised certain of these assumptions to reflect present and anticipated future experience. This study resulted in increased amortization of deferred policy acquisition costs of approximately $30,000,000 in the fourth quarter of 1992.











     9.  Statutory-Basis Financial Information

     The following tables compare combined net income and stockholders' equity for PFS's insurance subsidiaries determined on the basis as prescribed or permitted by regulatory authorities (statutory basis) with consolidated net income (loss) and stockholders' equity reported in accordance with GAAP. Statutory basis accounting emphasizes solvency rather than matching revenues and expenses during an accounting period. The significant differences between statutory basis accounting and GAAP are as follows:

             Deferred Policy Acquisition Costs. Costs of acquiring new policies are expensed when incurred (statutory basis) rather than capitalized and amortized over the term of the related polices
             (GAAP).

             Policy Liabilities. Certain policy liabilities are calculated based on statutorily required methods and assumptions (statutory basis) rather than on estimated expected experience or, for annuity and interest-sensitive life insurance, actual account balances
             (GAAP).

             Financial Reinsurance. The effects of certain financial reinsurance transactions are included in the statutory basis financial statements but are eliminated from the GAAP financial statements.

             Deferred Federal Income Taxes. Deferred federal income taxes are not provided on a statutory basis for differences between financial statement and tax return amounts.

             Surplus Notes. Surplus notes are reported in capital and surplus (statutory basis) rather than as liabilities (GAAP).

             Non-insurance Companies' Equity. Contributions by PFS to the capital and surplus of its insurance subsidiaries increases the stockholders' equity of those insurance subsidiaries on a statutory basis but does not effect the consolidated stockholders' equity on a GAAP basis.













                                         F-23
















                                                  1993      1992      1991
                                                       (in thousands)

     Combined net income on a statutory basis    $10,155  $ 3,629  $15,150

     Adjustments for:
       Deferred policy acquisition costs         (12,842) (43,779)   7,076
       Policy liabilities                        (18,494) (19,957) (28,530)
       Financial reinsurance                      34,017   33,118    3,862
       Deferred federal income taxes               4,239   11,355    2,780
       Non-insurance companies, eliminations,
         and other adjustments                    (4,930)  (1,325)   8,534

     Consolidated net income (loss) in accordance
       with GAAP                                 $12,145 $(16,959) $ 8,872




                                                       December 31
                                                     1993       1992
                                                     (in thousands)

     Combined stockholders' equity on a statutory
       basis                                       $ 106,567   $ 82,432

     Adjustments for:
       Deferred policy acquisition costs             260,432    269,674
       Policy liabilities                           (206,966)  (184,862)
       Financial reinsurance                         (30,292)   (64,309)
       Deferred federal income taxes                   3,922       (159)
       Non-admitted assets                            11,743     19,160
       Surplus                                             -    (29,128)
       Non-insurance companies' equity, eliminations,
         and other adjustments                      (76,534)    (30,076)

     Consolidated stockholders' equity in
       accordance with GAAP                        $ 68,872   $  62,732


     Dividends from PFS's insurance subsidiaries are limited to the greater of the prior-year statutory-basis net gain from operations or 10% of statutory-basis surplus. The total amount of dividends that could be paid without regulatory approval was $10,117,000 at December 31, 1993. At December 31, 1993, PFS's retained earnings is $20,861,000 in excess of the combined statutory-basis unassigned surplus of the insurance subsidiaries.





     PFS is required to maintain adequate amounts of statutory-basis capital and surplus to satisfy regulatory requirements and provide capacity for production of new business. Acquisition costs relating to the production of new business result in a reduction of statutory-basis net income and capital and surplus.

     10.  Convertible Subordinated Debentures

     In July 1993 PFS issued $57,477,000 of 8% convertible subordinated debentures due in 2000. Interest on the debentures is payable in January and July of each year. Net proceeds from the offering totaled approximately $54,000,000 and were used, in part, to repay the long-term notes payable. The debentures are convertible into PFS's Common Stock at any time prior to maturity, unless previously redeemed, at a conversion price of $11.75 per share. The fair value of the debentures was $70,122,000 at December 31, 1993.

     The debentures are redeemable by PFS under certain conditions after July 1996.

     At December 31, 1993, 4,891,660 shares of PFS's Common Stock were reserved for conversion of the outstanding convertible subordinated debentures.

     11.  Redeemable Preferred Stock

     In 1989, PFS issued 1,000,000 shares of $2.125 Cumulative Convertible Exchangeable Preferred Stock. The proceeds of the public offering were $23,337,000 after reduction for expenses of $1,663,000, which expenses were charged to additional paid-in capital. The Preferred Stock is carried on PFS s balance sheet at the redemption and liquidation value of $25 per share.

     Each share of Preferred Stock is convertible by the holders at any time into 1.6 shares of PFS Common Stock. Annual cumulative dividends of $2.125 per share are payable quarterly. The preferred stock is nonvoting unless dividends are in arrears. At December 31, 1993, 1,515,200 shares of PFS's Common Stock were reserved for conversion of the outstanding preferred stock.

     The Preferred Stock is redeemable at the option of the holders upon certain acquisitions or other business combinations involving PFS Common Stock.

     The Preferred Stock is redeemable by PFS at redemption prices of $26.275 per share in 1993, declining to $25 in 1999. The Preferred Stock is exchangeable in whole at PFS s option on any dividend payment date for PFS s 8 1/2% Convertible Subordinated Debentures due in 2014 at the rate of $25 principal amount of Subordinated Debentures for each share of Preferred Stock.



     12.  Shareholder Rights Agreement

     In 1990, PFS distributed one preferred share purchase right for each outstanding share of Common Stock. The rights are intended to cause substantial dilution to a person or group that attempts to acquire PFS on terms not approved by PFS s directors. The rights expire in 2000 or PFS may redeem the rights prior to exercise for $.01 per right.

     The rights are not exercisable unless a person or group acquires, or offers to acquire, 20% or more of PFS s Common Stock under certain circumstances. The rights, when exercisable, entitle the holder to purchase one-tenth of a share of a new series of PFS Series A Junior Preferred Stock at a purchase price of $45. Such preferred shares, of which 2,000,000 are authorized, would be voting and would be entitled to distributions that are ten times the distributions to common shareholders. Subsequent to exercise of the rights, in the event of certain business combinations involving PFS, a holder of rights would have the right to receive PFS Common Stock with a value of two times the exercise price of the rights.

     13.  Stock Options and Rights

     PFS has a nonqualified stock option plan principally for directors and key employees of PFS and its subsidiaries. PFS s Board of Directors grants the options and specifies the conditions of the options. Options expire ten years after grant. Information with respect to these options is as follows:

                                         1993                     1992
                                  Number                  Number
                                    of      Exercise        of        Exercise
                                  Shares      Price       Shares        Price

     Options outstanding at
       beginning of year        594,250  $5.50-$12.00   799,750  $5.50- $12.00
     Granted  225,000              5.50        35,000      7.25
     Exercised                   72,000   5.50- 12.00    30,000           5.50
     Canceled/repurchased        14,000          5.50   210,000     5.50-12.00
     Options outstanding at end
       of year                  733,250  $5.50-$12.00   594,250   $5.50-$12.00

     Options exercisable at end
       of year                  573,250                 471,750

     Unoptioned shares available
       for granting of options   22,900                 233,900







     14.  Commitments and Contingencies

     PFS and its subsidiaries are named as defendants in various legal actions, some claiming significant damages, arising primarily from claims under insurance policies, disputes with agents, and other matters. PFS s management and its legal counsel are of the opinion that the disposition of these actions will not have a material adverse effect on PFS s financial position.

     PFS leases various office facilities and computer equipment under noncancelable operating leases on an annual basis. Rent expense was $4,516,000, $3,700,000, and $3,653,000 in 1993, 1992, and 1991,
     respectively. Minimum future rental commitments in connection with noncancelable operating leases are as follows:

             1994       $2,075,000
             1995        1,637,000
             1996          969,000
             1997          619,000
             1998          130,000



     PFS has entered into employment agreements with certain officers.

     15.  Benefit Plan

     PFS has a defined-contribution employee benefit plan that covers substantially all home office employees who have attained age 21 and completed one year of service. Plan participants may contribute from 1% to 10% of their total compensation subject to an annual maximum. The plan also provides for PFS to match participants contributions up to $1,000 per year and 50% of participants contributions above $1,000 up to the annual Internal Revenue Service limit ($8,994 in 1993). PFS makes employer contributions to the plan in cash or in PFS Common Stock at the discretion of PFS s Board of Directors. At December 31, 1993 the Plan's assets included PFS Common Stock of $3,478,000, at fair value. PFS's contibutions charged to operations were $1,073,000 in 1993, $852,000 in 1992, and $831,000 in 1991.

     A PFS subsidiary, which owns insurance and agency companies, had a stock purchase plan that allowed certain eligible agents to purchase common stock in the subsidiary at the subsidiary s per share book value. The plan was terminated in November 1992. In accordance with the plan's provisions, agents became fully vested. Eligible agents were given the option to participate in a new agent stock purchase plan. This new plan allows agents to purchase PFS Common Stock. Stock purchases are limited to a specific percentage of the agent's commission as determined by PFS but in no event to be less than 3%. Under the plan the agents are also credited with additional shares of PFS Common Stock as determined by PFS. In 1993 and 1992, 8,057 shares and 163,566 shares, respectively, of PFS Common Stock were issued under this plan. The subsidiary received proceeds of $499,000 in 1991 relating to the minority stock sales and paid $353,000 in 1992, and $1,862,000 in 1991 relating to repurchases of these shares from the agents at book value.

     In addition, in 1991, in connection with stock option agreements, the subsidiary issued shares to agents. Proceeds on these sales amounted to $559,000 and a charge to operations of $47,000 was recognized. The subsidiary subsequently repurchased the shares in 1991 at book value in the amount of $606,000.

     16.  Related Party Transactions

     PFS paid, on a per use basis, a transportation company owned by an officer, a total of $81,000, $127,000, and $130,000 in 1993, 1992, and 1991,
     respectively, for transportation of employees and agents.

     In 1993, certain of PFS's marketing subsidiaries paid rent of approximately $107,000 and parking fees of approximately $12,000 to a partnership in which an officer owns a 50% interest. PFS believes that the rates charged to PFS's subsidiaries were the same as those charged to unaffiliated third parties.

     In 1991, PFS paid commissions of $2,135,000 to an agent training company. That company s expenses included distributions to the agents, the cost of marketing leads purchased from PFS of $774,000 in 1991, and training and other expenses. Certain officers had interests in the agent training company.

     In 1991 PFS paid a company in which certain officers had interests, $2,450,000 for telecommunication, printing, and mailing services.


     17.  Allowances and Accumulated Depreciation

     Allowances for doubtful accounts related to other receivables amounted to $1,271,000 at December 31, 1993 and $1,504,000 at December 31, 1992.

     Accumulated depreciation related to building and equipment amounted to $16,891,000 at December 31, 1993 and $11,646,000 at December 31, 1992.







     18.  Purchase and Sale of Subsidiaries

     In August 1993, PFS purchased 80% of the outstanding common stock of Continental Life & Accident Company and 100% of the outstanding common stock of Continental Marketing Corporation for $7,100,000 in cash. The total assets acquired at the purchase date were approximately $80,000,000.

     Also in August 1993, PFS purchased Healthcare Review Corporation, a managed care company for $1,566,000 in cash. The total assets acquired at the purchase date were approximately $2,000,000.

     Revenues included in PFS's 1993 consolidated statements of operations relating to these acquired entities were $25,671,000. The operations of the entities did not have a material effect on PFS's 1993 net income.

     In September 1991, PFS sold a subsidiary for proceeds of $8,552,000 and recorded a gain of $708,000. Revenues included in PFS's consolidated statements of operations relating to the subsidiary's operations were $4,689,000 in 1991. The subsidiary represented a portion of the life and annuity segment.

     19.  Segment Information

     PFS has three business segments: insurance, managed care and marketing. The segments are based on PFS's strategic business units.

     Allocations of investment income and certain general expenses are based on various assumptions and estimates, and reported operating results by segment would change if different methods were applied. Assets are not individually identifiable by segment and have been allocated based on the amount of policy liabilities by segment and by other formulas. Depreciation expense and capital expenditures are not considered material. Realized investment gains and losses are allocated to the appropriate segment. General corporate expenses are not allocated to the individual segments. Revenues, income or loss before income taxes, and identifiable assets by business segment are as follows:















     Revenues
                                       1993        1992        1991
                                              (in thousands)
     Insurance:
       Accident and health           $ 611,822  $ 572,280   $ 612,215
       Life and annuity                 72,376     68,411      80,059
     Marketing:
       Unaffiliated                     15,020     13,361      14,630
       Inter-segment                    30,439     26,500      35,054
     Managed care:
       Unaffiliated                      4,506      1,921       1,834
       Inter-segment                     4,358      2,041         409
                                       738,521    684,514     744,201
     Eliminations                       34,797     28,541      35,463
     Total                           $ 703,724  $ 655,973   $ 708,738




     Income (loss) before income taxes

     Insurance:
       Accident and health          $   8,578  $ (26,613)   $  1,886
       Life and annuity                 7,623        340       5,838
     Marketing                         10,205      3,345       8,556
     Managed care                      (1,211)       335          62
     Corporate expenses                (6,431)    (2,843)     (3,022)
     Total                          $  18,764  $ (25,436)  $  13,320

     Identifiable assets at year-end

     Insurance:
       Accident and health          $  571,169 $  489,053   $ 496,493
       Life and annuity                514,154    478,529     460,752
     Marketing                          18,244      9,590      10,585
     Managed care                        4,704      1,517       1,360
     Total                          $1,108,271 $  978,689   $ 969,190


     20.  Credit Arrangements

     PFS has a line of credit arrangement for short-term borrowings with three banks amounting to $20,000,000 through April 1996, all of which all was unused at December 31, 1993. The line of credit arrangement can be terminated, in accordance with the agreement, at PFS's option.







     21.  Quarterly Financial Data (Unaudited)

     A summary of unaudited quarterly results of operations for 1993 and 1992 is as follows:



     1993
                          1st          2nd       3rd        4th
     Premiums and
      policy
      charges             $155,343  $154,189  $154,132  $181,898

     Net investment
      income and
      other                 14,369    13,928    15,802    14,063

     Net income              2,295     2,627     3,128     4,095

     Net income
      per share:
              Primary           .26       .31       .40       .54
              Fully diluted     .26       .31       .31       .37



















                                         F-31

























     1992
                             1st        2nd       3rd      4th
     Premiums and
      policy
      charges              $144,054  $149,969  $143,973 $157,117

     Net investment
      income and
      other                  17,131    17,286    14,876   11,567

     Net income
      (loss)                  1,495       357       710  (19,521)

     Net income
      (loss) per
      share:
              Primary           .15     (.02)       .03    (2.98)
              Fully diluted     .15     (.02)       .03    (2.98)





     See Note 8 for a discussion of a 1992 fourth quarter adjustment.


















                                      SCHEDULE I

                  PIONEER FINANCIAL SERVICES, INC. AND SUBSIDIARIES

             CONSOLIDATED SUMMARY OF INVESTMENTS--OTHER THAN INVESTMENTS
                                  IN RELATED PARTIES

                                  December 31, 1993
                                                                  Amount
                                                               Shown in the
                                                               Consolidated
                                       Amortized     Fair        Balance
     Type of Investment                   Cost       Value        Sheet
                                                (in thousands)
     Fixed maturities to be held
      to maturity:
         U.S. Treasury                 $  9,124    $  9,163      $  9,124
         States and political
           subdivisions                   5,200       5,200         5,200
         Corporate securities           119,276     121,617       119,276
         Mortgage-backed securities     192,912     189,560       192,912
           TOTAL FIXED MATURITIES
             TO BE HELD TO MATURITY     326,512    $325,540       326,512

     Fixed maturities available
      for sale:
         U.S. Treasury                   26,894    $ 27,438        26,894
         States and political
           subdivisions                  21,571      21,692        21,571
         Foreign governments              4,056       3,939         4,056
         Corporate securities            73,981      74,260        73,981
         Mortgage-backed securities     131,215     135,934       131,215
           TOTAL FIXED MATURITIES
             AVAILABLE FOR SALE         257,717    $263,263       257,717

     Equity securities:
         Common stocks:
           Banks, trusts, and
           insurance companies            6,632    $ 11,536        11,536
         Nonredeemable preferred
           stocks                         5,750       5,900         5,900

           TOTAL EQUITY SECURITIES       12,382    $ 17,436        17,436

     Mortgage loans on real estate        3,201                     3,201
     Policy loans                        23,988                    23,988
     Short-term investments              45,352                    45,352

           TOTAL INVESTMENTS           $669,152                  $674,206


                                     SCHEDULE II

                  PIONEER FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                     AMOUNTS RECEIVABLE FROM RELATED PARTIES AND
                        UNDERWRITERS, PROMOTERS, AND EMPLOYEES
                              OTHER THAN RELATED PARTIES

                                   Balance at                          Balance
                                  Beginning of                        at End of
                                      Year     Additions   Collected     Year
                                                   (in thousands)



       Year Ended December 31, 1993

       Tim O'Keefe mortgage loan
        from Pioneer Life Insurance Co.
        due October, 1997             $  -        $140        $  2       $138


       Year Ended December 31, 1992:                  None



       Year Ended December 31, 1991:

       William McRee note payable
        to Design Benefit Plans, Inc.
        (formerly National Group
        Marketing)--
        5% due on demand              $125       $  -         $125      $  -


















                                      SCHEDULE III

                   PIONEER FINANCIAL SERVICES, INC. (Parent Company)

                     CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                CONDENSED BALANCE SHEETS
                   (In thousands, except share and per share amounts)
                                                           December 31
                                                          1993       1992
       ASSETS
       Investments in subsidiaries*                    $107,620   $ 83,606
       Cash                                               1,711        543
       Note receivable and accrued interest
        from Pioneer Life Insurance Company
        of Illinois (PLIC)*                                   -     29,128
       Notes receivable from United Group Holdings,
         Inc. (UGH)*                                     37,495          -
       Other notes receivable from subsidiaries*            403      3,994
       Due from affiliates*                               1,014      1,190
       Prepaid expenses                                     573        454
       Deferred debenture offering expenses               3,799          -
       Other assets                                         363        181
                                                       $152,978   $119,096

       LIABILITIES, REDEEMABLE PREFERRED STOCK AND, STOCKHOLDERS' EQUITY
       Liabilities:
        General expenses and other liabilities         $  2,444   $    264
        Preferred stock dividends payable                   510        510
        Short-term notes payable                              -      7,850
        Long-term notes payable                               -     23,750
        Convertible subordinated debentures              57,477          -
                                                         60,431     32,374
       Redeemable Preferred Stock, no par value:
        $2.125 cumulative convertible exchangeable
        preferred stock
          Authorized:  5,000,000 shares
          Issued and outstanding: (1993 - 947,000 shares;23,675     23,990
             1992 - 959,600 shares)

       Stockholders' equity:
        Common Stock, $1 par value:
          Authorized: 20,000,000 shares
          Issued, including shares in treasury
           (1993 - 6,900,000 shares; 1992 -
              6,820,000 shares)                           6,900      6,820
        Additional paid-in capital                       28,814     28,399
        Unrealized appreciation
          of equity securities                            3,285      3,044
        Retained earnings                                34,645     24,521
        Less treasury stock at cost (1993 -
           556,800 shares;
           1992 - 10,600 shares)                         (4,772)       (52)
       Total stockholders' equity                        68,872     62,732
                                                       $152,978   $119,096















       See note to condensed financial statements.

       *Eliminated in consolidation.
                                          F-35































































                                      SCHEDULE III

                   PIONEER FINANCIAL SERVICES, INC. (Parent Company)

                CONDENSED FINANCIAL INFORMATION OF REGISTRANT--Continued

                           CONDENSED STATEMENTS OF OPERATIONS
                                     (In thousands)


                                                     Year Ended December 31
                                                1993          1992         1991

       Revenues:
        Interest income from subsidiaries*  $  1,090       $ 1,835     $  1,209
        Other investment income                   62            15          243
        Dividends from consolidated
          subsidiaries*                       10,345        10,482       15,672
                                              11,497        12,332       17,124

       Expenses:
        Operating and administrative
          expenses                             4,702         2,154        1,681
        Interest expense                       3,204         2,206        2,893
                                               7,906         4,360        4,574

           Income before equity in
           undistributed net income or
           loss of subsidiaries                3,591         7,972       12,550

       Equity in undistributed net
        income (loss) of subsidiaries*         8,554       (24,931)      (3,678)

           Net income (loss)                  12,145       (16,959)       8,872

       Preferred stock dividends               2,021         2,039        2,039

       Income (loss) applicable to
        common stockholders                 $ 10,124      $(18,998)    $  6,833




       See note to condensed financial statements.

       *Eliminated in consolidation.


                                      SCHEDULE III

                   PIONEER FINANCIAL SERVICES, INC. (Parent Company)

                CONDENSED FINANCIAL INFORMATION OF REGISTRANT--Continued

                           CONDENSED STATEMENTS OF CASH FLOWS
                                     (In thousands)

                                                     Year Ended December 31
                                                  1993        1992        1991

       OPERATING ACTIVITIES
        Net income (loss)                       $ 12,145   $(16,959)    $ 8,872
        Adjustments to reconcile net
          income or loss to net cash provided
          by operating activities:
           Change in other assets and
             liabilities                           1,678       (929)      4,289
           Equity in undistributed net
             (income) loss of subsidiaries*       (8,554)    24,931       3,678

           NET CASH PROVIDED
           BY OPERATING ACTIVITIES                 5,269      7,043      16,839

       INVESTING ACTIVITIES
        Additional investment in
          consolidated subsidiaries*             (15,219)       (13)        (83)

       FINANCING ACTIVITIES
        Decrease (increase) in notes receivable
          from PLIC                               29,128    (11,597)     (1,012)
        Increase in notes receivable from UGH    (37,495)        -           -
        Net proceeds from issuance of convertible
          subordinated debentures                 54,055         -           -
        Increase in notes payable                     -      10,000          -
        Repayment of notes payable               (31,600)    (3,900)    (13,000)
        Decrease (increase) in other notes receivable
          from subsidiaries*                       3,591       (447)       (218)
        Stock options exercised                      451        165          -
        Dividends paid                            (2,021)    (2,039)     (2,039)
        Purchase of treasury stock                (4,720)       (52)         -
        Retirement of preferred stock               (315)        -           -
        Other                                         44        717          -


           NET CASH PROVIDED (USED) BY
            FINANCING ACTIVITIES                  11,118     (7,153)    (16,269)

       INCREASE (DECREASE) IN CASH                 1,168       (123)        487

       CASH AT BEGINNING OF YEAR                     543        666         179

       CASH AT END OF YEAR                      $  1,711   $    543     $   666












        See note to condensed financial statements.
       *Eliminated in consolidation.

                                      SCHEDULE III

                   PIONEER FINANCIAL SERVICES, INC. (Parent Company)

                         NOTE TO CONDENSED FINANCIAL STATEMENTS






       The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Pioneer Financial Services, Inc.

       At December 31, 1992, the notes receivable from Pioneer Life Insurance Company of Illinois ("PLIC") represented $15,000,000 and $10,000,000 in surplus debentures and $4,128,000 of accrued interest. The interest rate on the $15,000,000 surplus debenture was 6.75% through June 30, 1992 and was 7% thereafter. The interest rate on the $10,000,000 surplus debenture was 7%. The payment of principal and interest to the parent company from PLIC requires regulatory approval. The surplus debentures were repaid in the third quarter of 1993.

       At December 31, 1993, the notes receivable from United Group Holdings of Delaware (UGH) represents the purchase of National Group Life Insurance Company from the parent company. The note bears interest at the rate of 8% and matures on December 31, 1998.























                                       SCHEDULE V

                   PIONEER FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                          SUPPLEMENTARY INSURANCE INFORMATION
                                     (In thousands)

                                                  December 31

                              Deferred    Future Policy
                               Policy      Benefits and
                           Acquisition     Policy and     Unearned  Other Policy
       Segment                 Costs    Contract Claims   Premiums   Liabilities


      1993:
      Insurance:
         Accident and
         health              $203,861       $341,916      $ 87,945     $  8,066

         Life and annuity      56,571        458,207             -        6,971

      Marketing                     -              -             -            -

      Managed care                  -              -             -            -
                             $260,432       $800,123      $ 87,945     $ 15,037

      1992:
      Insurance:
         Accident and
         health              $215,157       $288,966      $ 90,880     $  2,832

         Life and annuity      54,517        417,590             -        5,428

      Marketing                     -              -             -            -

      Managed care                  -              -             -            -
                             $269,674       $706,556      $ 90,880     $  8,260

      1991:
      Insurance:
         Accident and
         health              $257,695       $266,430      $ 99,748     $  2,075

         Life and annuity      55,758        404,189             -        4,129

      Marketing                     -              -             -            -

      Managed care                  -              -             -            -
                             $313,453       $670,619      $ 99,748     $  6,204


                                              SCHEDULE V (continued)

                               PIONEER FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                       SUPPLEMENTARY INSURANCE INFORMATION
                                                 (In thousands)

                                                            Amortization
                                          Net                    of
                           Premiums   Investment              Deferred
                              and     Income and               Policy              Other
                            Policy  Realized Gains           Acquisition  Other  Operating
      Segment               Charges   and Losses*   Benefits    Costs    Income  Expenses*

      1993:
      Insurance:
         Accident and Health
                           $601,684    $ 10,394    $397,963  $ 66,321 $   (263)  $138,960
         Life and Annuity    43,878      28,478      44,015    10,554       27     10,184
      Marketing                   -          32           -         -   14,988      4,815
      Managed Care                -           2           -         -    4,504      5,717
      Corporate Expenses          -           -           -         -        -      6,431
                           $645,562    $ 38,906    $441,978  $ 76,875 $ 19,256   $166,107

      1992:
      Insurance:
         Accident and
            Health         $559,894    $ 10,166    $368,046  $ 91,629 $  2,220   $139,218
         Life and Annuity    35,219      33,222      47,622     9,086      (30)    11,363
      Marketing                   -         116           -         -   13,245     10,016
      Managed Care                -           4           -         -    1,917      1,586
      Corporate Expenses          -           -           -         -        -      2,843
                           $595,113    $ 43,508    $415,668  $100,715 $ 17,352   $165,026

      1991:
      Insurance:
         Accident and
           Health          $593,236    $  9,798    $376,820  $ 87,439 $  9,181   $146,070
         Life and Annuity    33,321      45,244      46,128     8,309    1,494     19,784












      Marketing                   -         828           -         -   13,802      6,074
      Managed Care                -           1           -         -    1,833      1,772
      Corporate Expenses          -           -           -         -        -      3,022
                           $626,557    $ 55,871    $422,948  $ 95,748 $ 26,310   $176,722

      *Allocations of net investment income and other operating expenses are based on a number of assumptions and estimates and results would change if different methods were applied.  Interest expense has been included with other operating expenses.  Realized investment gains and losses were allocated to the appropriate segment.


                                      SCHEDULE VI

                   PIONEER FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                      REINSURANCE
                                     (In thousands)

                                            Assumed                   Percentage
                                Ceded to     from                      of Amount
                                  Gross      Other      Other      Net  Assumed
                                 Amount    Companies  Companies  Amount to net


      Year Ended December 31, 1993:
        Life insurance in
         force*                $11,823,127$3,859,945 $       - $7,963,182     -

        Premiums and Policy Charges:
        Insurance:
           Accident and health
                               $   606,788$   24,154 $   19,050$  601,684   3.2%
           Life and annuity         60,028    16,438        288    43,878    .7
        Marketing                        -         -          -         -     -
        Managed care                     -         -          -         -     -
                               $   666,816$   40,592 $   19,338$  645,562   3.9%


      Year Ended December 31, 1992:
        Life insurance in
         force*                $10,338,557$3,929,621 $       - $6,408,936     -

        Premiums and Policy Charges:
        Insurance:
          Accident and health
                               $   558,847$   14,328 $   15,375$  559,894   2.7%
         Life and annuity           51,332    16,141         28    35,219    .1
        Marketing                        -         -          -         -     -
        Managed care                     -         -          -         -     -
                               $   610,179$   30,469 $   15,403$  595,113   2.8%


      Year Ended December 31, 1991:
        Life insurance in
         force*                $ 9,140,882$4,579,278 $       - $4,561,604     -

        Premiums and Policy Charges:
        Insurance:
          Accident and health
                               $   597,046$   17,726 $   13,916$  593,236   2.3%
         Life and annuity           49,367    16,063         17    33,321    .1
        Marketing                        -         -          -         -     -
        Managed care                     -         -          -         -     -
                               $   646,413$   33,789 $   13,933$  626,557   2.4%

















      *At end of year


                                     SCHEDULE VIII

                   PIONEER FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                           VALUATION AND QUALIFYING ACCOUNTS

                                     (In thousands)

                                                             Deductions-
                                                              Doubtful
                                                              Accounts
                                                               Written
                                      Balance at  Additions- off During  Balance
                                       Beginning  Charged to  the Year    at End
                                       of Year     Expense   /Disposals  of Year

      Description

      Year Ended December 31, 1993:
        Allowance for doubtful accounts  $1,504     $1,171     $1,404     $1,271
        Accumulated depreciation on
          building and equipment         11,646      5,515        270     16,891

      Year Ended December 31, 1992:
        Allowance for doubtful accounts     147      1,475        118      1,504
        Accumulated depreciation on
          building and equipment          9,122      3,245        721     11,646

      Year Ended December 31, 1991:
        Allowance for doubtful accounts      40        147         40        147
        Accumulated depreciation on
          building and equipment          6,488      2,844        210      9,122


















                                                    SCHEDULE IX

                               PIONEER FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                              SHORT-TERM BORROWINGS

                                             (Dollars in thousands)


                                                                                  Weighted
                                                Weighted                Average    Average
                                                 Average    Maximum     Amount    Interest
                                                Interest    Amount    Outstanding   Rate
                                       Balance   Rate at  Outstanding   During     During
                                       at End    End of     During        the        the
                                       of Year    Year     the Year      Year**    Year***


      Year Ended December 31, 1993--
        bank borrowings*              $ 3,785     4.98%     $ 4,218     $ 3,693     4.91%

      Year Ended December 31, 1992--
        bank borrowings*                3,661     5.58        3,715       2,941     5.17

      Year Ended December 31, 1991--
        bank borrowings*                2,471     5.51       13,843      10,144     9.08


       * Bank borrowing represents short term arrangements generally at prime rates. These amounts exclude current portion of long-term notes payable.

       ** The average amounts outstanding during the year were computed based on the month-end principal balances.

       *** The weighted average interest rates during the year were computed by dividing the actual interest expense by average short-term debt outstanding.

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             PIONEER FINANCIAL SERVICES, INC.

                                             BY:  /S/  Peter W. Nauert

                                             Peter W. Nauert, Chairman/President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Date:   March 30, 1993

      /S/  Peter W. Nauert                    /S/  Michael A. Cavataio

      Peter W. Nauert, Chairman,              Michael A. Cavataio
      Chief Executive Officer, and            Director
      Director


      /S/  William B. Van Vleet               /S/  Nolanda S. Hill

      William B. Van Vleet, Executive         Nolanda S. Hill
      Vice President and Director             Director


      /S/  David I. Vickers                   /S/  Karl-Heinz Klaeser

      David I. Vickers, Treasurer             Karl-Heinz Klaeser
      and Chief Financial Officer             Director


      /S/  Robert F. Nauert                   /S/  Richard R. Haldeman

      Robert F. Nauert                        Richard R. Haldeman
      Director                                Director


                                              /S/  Michael K. Keefe

                                              Michael K. Keefe
                                              Director























                                   Index to Exhibits


      Exhibit                                                Sequentially
      Number         Description of Document                 Numbered Page

        3  (a)   Certificate of Incorporation
                 of the Company (filed as Exhibit 3(a)
                 to the Company's Registration Statement
                 on Form S-1 [No. 33-7759] and incorporated herein by reference)

        3  (b)   Amended Bylaws of the Company (filed as
                 Exhibit 3(b) to Amendment No. 1 to the
                 Company's Registration Statement
                 on Form S-1 [No. 33-30017] and incorporated herein by reference)

        4  (a)   Certificate of Designations with respect
                 to the Company's $2.125 Cumulative
                 Convertible Exchangeable Preferred Stock
                 ("Preferred Stock") (filed as Exhibit 4(a) to Post-Effective Amendment No. 1 to the
                 Company's Registration Statement on Form S-1
                 [No. 33-30017] and incorporated herein by reference)

        4  (b)   Proposed form of Indenture with respect
                 to the Company's 8 1/2% Convertible
                 Subordinated Debentures due 2014 into which the Preferred Stock is exchangeable (filed as Exhibit 4(b) to Post-Effective Amendment
                 No. 1 to the Company's Registration Statement on Form S-1 [No. 33-30017] and incorporated herein by reference)

        4  (c)   Rights Agreement dated as of December 12,
                 1990 between the Company and First Chicago
                 Trust Company of New York as Rights
                 Agent (including exhibits thereto)
                 (filed as Exhibit 1 to the Company's
                 registration statement on Form 8-A
                 dated December 14, 1990 and incorporated herein by reference)

       10  (a)   Form of contract with independent agents
                 (filed as Exhibit 10(f) to the Company's
                 Registration Statement on Form S-1
                 [No. 33-7759] and incorporated herein by reference)

       10  (b)   Nonqualified Stock Option Plan (filed as
                 Exhibit 10(g) to the Company's Registration
                 Statement on Form S-1 [No. 33-7759] and














                 incorporated herein by reference)

       10  (c)   Amendment to the Nonqualified Stock Option
                 Plan of the Company (filed as Exhibit 10(d) to the Company's Registration Statement on Form S-8 [No. 33-26455] and incorporated herein by reference)

       10  (d)   Amendment to the Nonqualified Stock Option
                 Plan of the Company (filed as Exhibit 10(c) to the Company's Registration Statement on Form S-1 [No. 33-17011] and incorporated herein by reference)

       10  (e)   Amendment to the Nonqualified Stock Option
                 Plan of the Company (filed as Exhibit 10(e) to the Company's registration statement on Form S-8 [No. 33-37305] and incorporated herein by reference)

       10  (f)   Amended and Restated Receivables purchase
                 agreement dated as of October 1, 1992 by and between Design Benefit Plans, Inc.
                 (formerly National Group Marketing Corporation) and National Funding Corporation
                 (filed herewith)

      *10  (g)   Employment Agreement dated December 3, 1993
                 by and between the Company and Peter W. Nauert

       10  (h)   Administrative Service Agreement dated
                 December 23, 1991, by and between
                 Administrative Service Corporation and
                 Pioneer Life Insurance Company of Illinois
                 (filed as Exhibit 10(v) to the Company's
                 Annual Report on Form 10-K [No. 0-14977] and incorporated herein by reference)

       10  (i)   Administrative Service Agreement dated
                 December 23, 1991, by and between
                 Administrative Service Corporation and
                 National Group Life (filed as Exhibit 10(w) to the Company's Annual Report on Form 10-K
                 [No. 0-14977] and incorporated herein
                 by reference)

      *10  (j)   Employment Agreement dated December 31,
                 1991 by and between National Benefit
                 Plans, Inc. and Peter W. Nauert (filed
                 as Exhibit 10(x) to the Company's Annual
                 Report on Form 10-K [No. 0-14977] and
                 incorporated herein by reference)

      *10  (k)   Amendment to Employment Agreement dated













                 March 26, 1993 by and between National
                 Benefit Plans, Inc. and Peter W. Nauert
                 (filed herewith)

      *10  (l)   Employment Agreement dated December 31,
                 1991 by and between Direct Financial
                 Services, Inc. and Peter W. Nauert
                 (filed as Exhibit 10(y) to the Company's
                 Annual Report on Form 10-K [No. 0-14977]
                 and incorporated herein by reference)
      *10  (m)   Amendment to Employment Agreement dated March 26,
                 1993 by and between Direct Financial Services, Inc.
                 and Peter W. Nauert (filed herewith)

       10  (n)   Credit Agreement dated as of December 22, 1993 by and
                 among the Company and American National Bank and Trust
                 Company of Chicago, as Agent and American National
                 Bank and Trust Company of Chicago, Firstar Bank
                 Milwaukee, N.A. and Bank One, Rockford, NA, as Banks

       11        Statement of Computation of per share net income
                 or loss  . . . . . . . . . . . . . . . . .   __

       21        List of subsidiaries . . . . . . . . . . .   __

       23        Consent of Ernst & Young . . . . . . . . .   __









































                                                                   Exhibit 10(g)

                                  EMPLOYMENT AGREEMENT


              This Agreement is made this December 3, 1993, by and between PIONEER FINANCIAL SERVICES, INC., a Delaware corporation, having its principal place of business at 304 N. Main Street, Rockford, Illinois, 61101 (hereinafter "Pioneer Financial"); and PETER W. NAUERT, an individual residing at 5019 Parliament Place, Rockford, Illinois 61107.

                                  W I T N E S S E T H:

              WHEREAS, Pioneer Financial is an insurance holding company which has life insurance subsidiaries and affiliated administrative service and marketing companies; and

              WHEREAS, Nauert is current Chairman and Chief Executive Officer of Pioneer Financial and Nauert possesses valuable skills, expertise and abilities in the life and accident and health insurance business; and

              WHEREAS, Pioneer Financial is desirous of retaining the services of Nauert as a key managerial employee; and

              WHEREAS, Nauert desires to be employed by Pioneer Financial on the terms set forth herein:

              NOW, THEREFORE, for and in consideration of the covenants contained herein, Pioneer Financial hereby employs Nauert and Nauert accepts such employment with Pioneer Financial upon the terms and conditions hereinafter set forth.

              1. Employment. Pioneer Financial hereby employs Nauert and Nauert hereby agrees to be employed by Pioneer Financial for a term of three (3) calendar years commencing on the first day of January, 1994, and continuing through the 31st day of December, 1996 and for successive three-year periods thereafter until terminated as provided herein, to perform the duties set forth herein.

              2. Duties. Subject to the control of the Board of Directors of Pioneer Financial, Nauert shall serve during the Term as Chairman and Chief Executive Officer of Pioneer Financial and in such capacity shall render such services as the Board of Directors of Pioneer Financial shall direct. In addition, Nauert shall serve in such other offices or capacities as the Board of Directors of Pioneer Financial may from time to time determine. Nauert shall have such executive powers and authority as may reasonably be required by him in order to discharge such duties in an efficient and proper manner.

              3. Compensation. Pioneer Financial shall in the aggregate pay to Nauert for all services to be rendered hereunder:

               (a) an annual salary in the amount of $600,000; provided that the Board of Directors of Pioneer Financial shall annually make a review of Nauert's salary and increase such annual salary as it deems appropriate; and

               (b) an annual bonus, as determined by the compensation committee of the Board of Directors of Pioneer Financial, based upon achieving the Pioneer Financial's company-wide performance standards as established by such committee.

             4. Loan. As further compensation to Nauert for his employment hereunder, Pioneer Financial agrees to make available to Nauert at any time prior to June 30, 1994, a three-year term loan not in excess of $1,300,000 of principal indebtedness at an annual rate of interest of 3.71% payable annually, said loan to provide Nauert forgiveness not in excess of 50% of the initial principal indebtedness dependent on PFSI's attaining, as of 12/31/96, either of the following specified performance goals of PFSI's compensation committee:

                Specified 12/31/96         Amount of Loan
                PFSI Performance Goals     Forgiveness at 12/31/96

                Cumulative, fully diluted  $325,000, loan
                PFSI GAAP net income per   forgiveness
                common share ("Cumulative
                EPS") from 1/1/94 through
                12/31/96, inclusive, of
                $4.50
                Cumulative EPS from        From Cumulative EPS (but
                1/1/94 through 12/31/96,   not to exceed $7.50)
                inclusive, greater than    subtract $4.50, divide
                $4.50                      the result by $3.00 and
                                           multiply the resulting
                                           quotient by $975,000.
                                           Add the amount so
                                           produced to $325,000 to
                                           arrive at loan
                                           forgiveness.

     Said loan shall be evidenced by a Note in a form substantially similar to Exhibit "A" hereto.

              5. Benefits. During his employment hereunder, Nauert shall be entitled to participate in all employee benefits made available to management personnel of Pioneer Financial and its subsidiaries.

               6. Death. Nauert's employment by Pioneer Financial will terminate immediately upon his death. No compensation for any period after Nauert's death will be payable to Nauert's estate.

               7. Disability. If during Nauert's employment hereunder, Nauert becomes totally or partially disabled, Pioneer Financial shall continue to pay to Nauert as long as such disability continues during the Term (or until Nauert's employment is terminated by Pioneer Financial in accordance with Section 8 (if earlier)) the level of annual salary payable to Nauert at the date his disability is determined, reduced dollar-for-dollar to the extent of any disability insurance payments paid to Nauert through insurance programs, the premiums for which were paid by Pioneer Financial or its Subsidiaries or affiliates. For purposes of this Agreement, the term "total disability" shall mean Nauert's inability due to illness, accident or other physical or mental incapacity to engage in the full time performance of his duties under this Agreement as reasonably determined by the Board of Directors of Pioneer Financial based on such evidence as such Board shall deem appropriate. For purposes of this Agreement, "partial disability" shall mean Nauert's ability due to illness, accident or other physical or mental incapacity to engage in only the partial performance of his duties under this Agreement, as reasonably determined by the Board of Directors of Pioneer Financial based on such evidence as such Board shall deem appropriate.

               8.  Termination.

               (a) For Cause. Pioneer Financial shall have the right to terminate Nauert's employment hereunder at any time during the Term "for cause". For purposes of this Agreement, "for cause" shall mean any of the following actions (or inactions) by Nauert: illegal conduct of a severity greater than a misdemeanor, gross neglect of, and the continued failure to perform substantially, Nauert's duties under this Agreement. Notwithstanding anything herein to the contrary, Nauert's inability to perform the duties of his position due to his total or partial disability (as defined herein) shall not be deemed to constitute cause.

               If, in the opinion of the Board of Directors of Pioneer Financial, Nauert's employment shall become subject to termination for cause, such Board of Directors shall give Nauert notice to that effect, which notice shall describe the matter or matters constituting such cause. Thereafter, for a period of thirty (30) days from the receipt of such notice, Nauert shall have the opportunity to eliminate or cure the matter or matters constituting such cause. If at the end of such thirty (30) day period, Nauert has not substantially eliminated or cured each such matter or matters, then Pioneer Financial shall have the right to give Nauert notice of the termination of his employment. Nauert's employment hereunder shall be considered terminated for cause as of the date specified in such notice of termination unless and until there is a final determination by a court of competent jurisdiction that the cause of termination of Nauert's employment did not exist at the time of giving said notice of termination. Upon termination of Nauert's employment "for cause," this Agreement shall terminate without further obligations to Nauert other than Pioneer Financial's obligation (a) to pay to Nauert in a lump sum in cash within 30 days after the date of termination Nauert's base salary through the date of termination to the extent not theretofore paid and (b) to the extent not theretofore paid or provided, to pay or provide, to Nauert on a timely basis any other amounts or benefits required to be paid or provided or which Nauert is eligible to receive under any plan, program, policy or practice or contract or agreement of Pioneer Financial.

               (b) Without Cause. Pioneer Financial shall have the right to terminate Nauert's employment hereunder without cause at any time during the Term. If the Board of Directors determines to terminate Nauert's employment without cause, Pioneer Financial shall give notice of the termination to Nauert and Nauert's employment hereunder shall be considered terminated without cause as of the date specified in such notice of termination. Upon the date of the termination of Nauert's employment without cause, Nauert shall be paid an amount equal to the present value, discounted to the present at an annual rate of 8%, of the salary which would have been payable during a period of twenty-four (24) months commencing on the date of termination at the level of annual salary payable to Nauert at the date of termination.

               (c) By Nauert. Nauert may terminate his employment hereunder at any time by retirement or resignation, upon notice to Pioneer Financial. Upon such termination by Nauert, no compensation for any period after the date of such termination shall be payable to Nauert; provided, however, that if such termination by Nauert is for "good reason" (as defined in Section 9(c)), then Nauert shall be entitled to the payment described in the last sentence of Section 8(b).

               (d) Change in Control Effect. No payments shall be made to Nauert pursuant to this Section 8 in the event that Nauert is entitled to Change in Control Compensation pursuant to Section 9.

               9.  Change in Control.

               (a) Change in Control Severance Compensation. If, within two years following a "change in control", Nauert's employment is terminated by Pioneer Financial other than "for cause" (as defined in Section 8(a)) or is terminated by Nauert for "good reason" (as defined in Section 9(c)), Nauert shall be entitled to receive from Pioneer Financial a lump sum cash payment in an amount equal to three times his annual salary for the year in which such termination occurs ("Change in Control Compensation"). Pioneer Financial shall pay such amount to Nauert within ten (10) days of the date of termination. If Nauert's employment is terminated by Pioneer Financial for cause, by reason of Nauert's death or retirement, or by Nauert without good reason, the Change in Control Compensation will not be paid. If Nauert was totally or partially disabled as of the Change in Control, the Change in Control Compensation will not be paid.

               (b) Change in Control. For purposes of this Agreement, "Change in Control" shall mean the occurrence of any of the following events:

               (i) any person or persons acting as a group, other than a person which as of the date of this Agreement is the beneficial owner of voting securities of Pioneer Financial and other than Nauert or a group including Nauert, shall become the beneficial owner of securities of Pioneer Financial representing at least twenty percent (20%) of the combined voting power of Pioneer Financial's then outstanding securities; or

               (ii) any consolidation or merger to which Pioneer Financial is a party, if following such consolidation or merger, stockholders of Pioneer Financial immediately prior to such consolidation or merger shall not beneficially own securities representing at least eighty-one percent (81%) of the combined voting power of the outstanding voting securities of the surviving or continuing corporation; or

               (iii) any sale, lease, exchange or other transfer (in one transaction or in a series of related transactions) of all, or substantially all, of the assets of Pioneer Financial, other than to an entity (or entities) of which Pioneer Financial or the stockholders of Pioneer Financial immediately prior to such transactions beneficially own securities representing at least eighty-one percent (81%) of the combined voting power of the outstanding voting securities.

               (c) Good Reason. For purposes of this Agreement, "good reason" shall mean any of the following:

               (i) the assignment to Nauert of any duties or responsibilities which are inconsistent with Nauert's status and position in effect immediately prior to the Change in Control, or a reduction in the duties and responsibilities exercised by Nauert immediately prior to the Change in Control;

               (ii) any action by Pioneer Financial which renders Nauert unable to effectively discharge the duties and responsibilities exercised by Nauert immediately prior to the Change in Control;

               (iii) a reduction in Nauert's level of annual salary as in effect immediately prior to the Change in Control or failure to maintain Nauert's minimum annual salary in accordance with
          Section 3(a);

               (iv) a failure by Pioneer Financial to continue in effect, without material change, any benefit or incentive plan or arrangement in which Nauert participated immediately prior to the Change in Control, or the taking of any action by Pioneer Financial which would materially and adversely affect Nauert's participation in or materially reduce Nauert's benefits under any such plan or arrangement;

               (v) a relocation of Nauert's workplace by Pioneer Financial to any place more than twenty-five (25) miles from the location at which Nauert performed his duties immediately prior to the Change in Control, except for required travel by Nauert on Pioneer Financial's business to an extent substantially consistent with Nauert's business travel obligations immediately prior to the Change in Control;

               (vi) a failure by Pioneer Financial to provide to Nauert paid vacation benefits on the basis and to extent provided immediately prior to the Change in Control; or

               (vii) any failure by Pioneer Financial to obtain the assumption of this Agreement by any successor or assignee thereto.

               (d) Gross-Up. In the event that any payment received or to be received by Nauert in connection with a Change in Control of Pioneer Financial or the termination of Nauert's employment (whether payable pursuant to the terms of this Agreement or any other plan, arrangement or agreement with Pioneer Financial or any person whose actions result in a Change in Control of Pioneer Financial or any person affiliated with Pioneer Financial or such person (the "Change in Control Payments") will be subject to the tax (the "Excise Tax") imposed by Section 4999 of the Internal Revenue Code, as amended (the "Code"), Pioneer Financial shall pay to Nauert, upon payment of the Change in Control Compensation, an additional amount (the "Gross-Up Payment") such that the net amount retained by Nauert, after deduction of any Excise Tax on the Change in Control Payments and any federal and state and local income tax and Excise Tax upon the Gross-Up Payment, shall be equal to the Change in Control Payments. For purposes of determining whether any of the Change in Control Payments will be subject to the Excise Tax and the amount of such Excise Tax, any Change in Control Payments shall be treated as a "parachute payment" within the meaning of Section 280G(b)(2) of the Code, and all "parachute payments" in excess of the "base amount" within the meaning of
     Section 280G(b)(3) of the Code shall be treated as subject to the Excise Tax, unless in the opinion of tax counsel selected by Pioneer Financial and acceptable to Nauert such Change in Control Payments (in whole or in part) do not constitute parachute payments, or such parachute payments in excess of the base amount (in whole or in part) are otherwise not subject to the Excise Tax. For purposes of determining the amount of the Gross-Up Payment, Nauert shall be deemed to pay federal income taxes at the highest marginal rate of federal income taxation in the calendar year in which the Gross-Up Payment is to be made and state and local income taxes at the highest marginal rate of taxation in the state and locality of his residence on the date of termination, net of the maximum reduction in federal income taxes which could be obtained from deduction of such state and local taxes. In the event that the Excise Tax is subsequently determined to be less than the amount originally taken into account hereunder Nauert shall repay to Pioneer Financial at the time that the amount of such reduction in Excise Tax is finally determined, the portion of the Gross-Up Payment attributable to such reduction plus interest on the amount of such repayment at the rate provided in Section 1274(b)(2)(B) of the Code. In the event that the Excise Tax is determined to exceed the amount originally taken into account hereunder, Pioneer Financial shall make an additional Gross-Up Payment in respect of such excess at the time that the amount of such excess is finally determined. Nauert shall notify Pioneer Financial of any audit or review by the Internal Revenue Service of

      Nauert's federal income tax return for the year in which a Change in Control Payment or Gross-Up Payment under this Agreement is made within ten
     (10) days of Nauert's receipt of notification of such audit or review. In addition, Nauert shall also notify Pioneer Financial of the final resolution of such audit or review within ten (10) days of such resolution.

               10.  Confidential Information and Trade Secrets.

               (a) Nature. During Nauert's employment by Pioneer Financial, Nauert will enjoy access to Pioneer Financial's "confidential information" and "trade secrets". For purposes of this Agreement, "confidential information" shall mean information which is not publicly available, including without limitation, information concerning customers, material sources, suppliers, financial projections, marketing plans and operation methods, Nauert's access to which derives solely from Nauert's employment with Pioneer Financial. For purposes of this Agreement, "trade secrets" shall mean Pioneer Financial's processes, methodologies and techniques known only to those employees of Pioneer Financial who need to know such secrets in order to perform their duties on behalf of Pioneer Financial. Pioneer Financial take numerous steps, including these provisions, to protect the confidentiality of its confidential information and trade secrets, which it considers unique, valuable and special assets.

               (b) Restricted Use and Non-Disclosure. Nauert, recognizing Pioneer Financial's significant investment of time, efforts, and money in developing and preserving its confidential information, shall not, during his employment hereunder and for a two (2) year period after the end of Nauert's employment hereunder, use for his direct or indirect personal benefit any of Pioneer Financial's confidential information or trade secrets. For a two (2) year period after the end of Nauert's employment hereunder, Nauert shall not disclose to any person any of Pioneer Financial's confidential information or trade secrets.

               (c) Return of Pioneer Financial Property. Upon termination of Nauert's employment with Pioneer Financial, for whatever reason and in whatever manner Nauert shall return to Pioneer Financial all copies of all writings and records relating to Pioneer Financial's business, confidential information or trade secrets, which are in Nauert's possession at such time.

               11.  Non-Competition and Non-Solicitation.

               (a) Pioneer's Financial Investment. Pioneer Financial is spending and will spend much time, money and effort in building relationships with agents and insureds, and will pay Nauert valuable consideration pursuant hereto in exchange for Nauert's promises herein, including without limitation the covenants in Section 10 and in this
     Section 11. Pioneer Financial has engaged Nauert as Chairman and Chief Executive Officer of Pioneer Financial in order to, among other reasons, take advantage of Nauert's unique knowledge of, and contacts within, the life and accident and health insurance industry. Further, Pioneer Financial will invest significant time and money in the further development of Nauert's business ability, image and standing. As Nauert is Chairman and Chief Executive Officer of Pioneer Financial, the reputation and success of Nauert will be closely tied to the reputation and success of Pioneer Financial and, during the Term, Nauert will be heavily identified with Pioneer Financial's business.

               (b) Non-Competition. During Nauert's employment hereunder and for a twelve (12) month period after termination of such employment, unless such termination is made by Pioneer Financial without cause or unless there has been a Change in Control prior to such termination, Nauert shall not engage, directly or indirectly, whether as an owner, partner, employee, officer, director, agent, consultant or otherwise, in any location where Pioneer Financial or any of its subsidiaries is engaged in business after the date hereof and prior to the termination of Nauert's employment, in a business the same as, or similar to, any business now, or at any time after the date hereof and prior to Nauert's termination, conducted by Pioneer Financial or any of its subsidiaries, provided, however, that the mere ownership of 5% or less of the stock of a company whose shares are traded on a national securities exchange or are quoted on the National Association of Securities Dealers Automated Quotation System shall not be deemed ownership which is prohibited hereunder.

               (c) Non-Solicitation. During the twenty-four (24) month period following termination of Nauert's employment with Pioneer Financial, Nauert shall not, directly or indirectly induce employees of Pioneer Financial or any of its subsidiaries to leave such employment with the result that such employees would engage in business activities which are substantially similar or are closely related to the business activities such employee performed on behalf of Pioneer Financial and which compete against Pioneer Financial. Notwithstanding the above, in the event Nauert is terminated by Pioneer Financial without cause, then the twenty-four (24) month period referred to in this Section 11(c) shall be reduced to twelve (12) months.

               (d) Enforceability. The necessity of protection against the competition of Nauert and the nature and scope of such protection has been carefully considered by the parties hereto. The parties hereto agree and acknowledge that the duration, scope and geographic areas applicable to the non-competition covenant in this Section 11 are fair, reasonable and necessary, that adequate compensation has been received by Nauert for such obligations, and that these obligations do not prevent Nauert from earning a livelihood. If, however for any reason any court determines that the restrictions in this Agreement are not reasonable, that consideration is inadequate or that Nauert has been prevented from earning a livelihood, such restrictions shall be interpreted, modified or rewritten to include as much of the duration, scope and geographic area identified in this Section 11 as will render such restrictions valid and enforceable.

               12. Retention of PFSI Stock. During the Term, Nauert shall retain, directly or indirectly, ownership of not less than 1,000,000 shares of PFSI Common Stock unless, and except to the extent, released from this obligation by a written release from Pioneer Financial. For purposes of this Agreement, "retain indirectly" shall mean and refer to any shares of

     PFSI Common Stock, which would be considered to be owned by Nauert under
     Section 267(c), or the income of which would be taxable to Nauert, his spouse or his children, or to any trust of which Nauert would be deemed the owner under any of Sections 671 through 677, inclusive, of the Internal Revenue Code of 1986.

               13. Rights of First Refusal. During the Term, Nauert shall not transfer any shares of stock of Pioneer Financial for consideration to any person other than a relative of Nauert, unless Nauert has offered to transfer such shares to Pioneer Financial on the same terms, provided, however, that this provision shall not apply at any time when the average last reported sale price for Common Stock of Pioneer Financial on the New York Stock Exchange for the immediately preceding five trading days is greater than or equal to $12.00 per share.

               14. Related Company Agreements and Options. Parties hereto recognize that Pioneer Financial has a number of related companies and that Nauert currently has employment agreements with two such companies, namely, Direct Financial Services, Inc. and National Benefit Plans, Inc. This agreement in no way supersedes or modifies any of the terms, undertaking, responsibilities or rights of any of the parties to said employment agreements. Notwithstanding the foregoing, and in consideration of Pioneer Financial's execution of this Agreement, Nauert agrees to forego his right to certain bonuses equal to 10% of net income under his current employment agreements with Pioneer Financial's subsidiaries National Benefit Plans, Inc. and Direct Financial Services, Inc.

               15. Breach or Threatened Breach of Non-Competition Covenant. In the event of a breach or threatened breach by Nauert of any provision of
     Section 10 or 11 hereof, Nauert acknowledges that the remedy at law would be inadequate and that Pioneer Financial shall be entitled to an injunction restraining Nauert from such act or threatened breach. Nothing herein contained shall be construed as prohibiting Pioneer Financial from pursuing any other remedies available to it for such breach or threatened breach, including the recovery of monetary damages.

               16. Business Days. Any date specified in this Agreement which is a Saturday, Sunday or legal holiday shall be extended to the first regular business day after such date which is not a Saturday, Sunday or legal holiday.

               17. Choice of Law. This Agreement has been executed and made in accordance with the laws of the State of Illinois and is to be construed, enforced and governed in accordance therewith.

               18. Counterparts. This Agreement may be executed in several counterparts, each of which shall be an original, but all of which together shall constitute one and the same instrument.

               19. Entire Agreement Amendments. This Agreement contains the entire agreement among the parties hereto with respect to the subject matter hereof. No change or modification of this Agreement, or any waiver of the provisions hereof, shall be valid unless same is in writing and signed by the parties hereto. Waiver by any party hereto of a breach by the other party of any provisions of this Agreement shall not operate or be construed as a waiver of any subsequent breach by such party.

               20.  Headings.   The headings used herein are for each of
     interpretation and shall have no effect on the interpretation of any provision of this Agreement.

               21. Notices. All notices, requests, demands and other communications hereunder shall be in writing and shall, until receipt of contrary written instructions, be delivered personally to, or mailed by certified or registered mail with proper postage prepaid, to the party at the address as follows:

               To Pioneer Financial:

                    Pioneer Financial Services, Inc.
                    304 N. Main Street
                    Rockford, Illinois  61101

               To Nauert:

                    Mr. Peter W. Nauert
                    5019 Parliament Place
                    Rockford, Illinois  61107

               22. Severability. If any provision of this Agreement is held for any reason to be invalid, it will not invalidate any other provisions of this Agreement which are in themselves valid, nor will it invalidate the provisions of any other agreement between the parties hereto. Rather, such invalid provision shall be construed so as to give it the maximum effect allowed by applicable law. Any other written agreement between the parties hereto shall be conclusively deemed to be an agreement independent of this Agreement.

               23. Successors and Assigns. This Agreement and all the provisions hereof shall be binding upon and inure to the benefit of the parties hereto and their respective heirs, legal representatives, successors and permitted assigns. This Agreement and the rights and obligations hereunder may not be assigned by either party without the prior written consent of the other.

               24.  Time of the Essence.   Time is of the essence of this
     Agreement.

               IN WITNESS WHEREOF, the parties hereto have caused this Employment Agreement to be executed on the date first above written.

     Attest:                       "Pioneer Financial"

                                   PIONEER FINANCIAL SERVICES, INC.

     /s/ Chuck R. Scheper          By:  /s/ Karl-Heinz Klaeser
                                   Title:  Chairman - Compensation
                                           Committee



     Witness:                      "Nauert"


     /s/ Philip J. Urbanek         /s/ Peter W. Nauert
                                   Peter W. Nauert

                                      EXHIBIT A


     $1,300,000                                               Rockford, Illinois
                                                                 January 1, 1994


                            NON-NEGOTIABLE PROMISSORY NOTE
                            ______________________________


               For value received, PETER W. NAUERT ("Nauert") hereby promises to pay to PIONEER FINANCIAL SERVICES, INC., a Delaware corporation ("PFSI"), at its principal office at 304 N. Main Street, Rockford, Illinois or such other address as the holder hereof may designate, the sum of One Million, Three Hundred Thousand and No/One Hundredths Dollars ($1,300,000.00). Payment shall be made in a single payment on the last day of December, 1996. In addition, on the 31st day of December, 1994, 1995 and 1996, Nauert shall pay PFSI interest at the rate of 3.71 percent per annum on the principal balance outstanding from time to time computed from the date hereof until paid.

               This Note is the note referred to in, and is being issued to Nauert by PFSI in accordance with Paragraph 14 of that certain Employment Agreement dated __________, 1993 by and between Nauert and PFSI, and is subject thereto.

               Any payment due under this Note may be prepaid in whole or in part at any time and from time to time before its payments date. Any such prepayment shall be first applied against the principal amount of this Note and then against interest accrued thereon.

               Notwithstanding the foregoing, in the event either of the following specified performance goals of PFSI's compensation committee is achieved, the initial principal indebtedness of $1,300,000 shall be forgiven as of 12/31/96 as follow:

                Specified 12/31/96         Amount of Loan
                PFSI Performance Goals     Forgiveness at 12/31/96
                ______________________     _______________________

                Cumulative, fully diluted  $325,000, loan
                PFSI GAAP net income per   forgiveness
                common share ("Cumulative
                EPS") from 1/1/94 through
                12/31/96, inclusive, of
                $4.50

                Specified 12/31/96         Amount of Loan
                PFSI Performance Goals     Forgiveness at 12/31/96
                ______________________     _______________________

                Cumulative EPS from        From Cumulative EPS (but
                1/1/94 through 12/31/96,   not to exceed $7.50)
                inclusive, greater than    subtract $4.50, divide
                $4.50                      the result by $3.00 and
                                           multiply the resulting
                                           quotient by $975,000.
                                           Add the amount so
                                           produced to $325,000 to
                                           arrive at loan
                                           forgiveness.

               In the event that PFSI's GAAP financial results as of 12/31/96 are not determinable with reasonable accuracy on 12/31/96, or even upon the due date of this Notice if such date is after 12/31/96, the PFSI's compensation committee may estimate the amount of forgiveness for purposes of Nauert's timely payoff of this Note, less the forgiveness. In such event, not later than June 30, 1997, PFSI's compensation committee shall obtain certified GAAP financial results for PFSI as of 12/31/96 and submit such certified financial results to Nauert. At such time, the difference between the amount of forgiveness previously estimated and allowed Nauert at the time of this Note's repayment and the amount of such forgiveness indicated by said certified financial results shall be reimbursed by PFSI to Nauert, or paid by Nauert to PFSI, as the case may be, together with interest thereon at the rate of 8% per annum from the date of this Note's repayment to the date of said reimbursement, or payment, as the case may be.

               The following shall be deemed events of default hereunder: (a) failure by Nauert to make any payment hereunder within five (5) business days of the due date of such payment; (b) the filing by Nauert of a voluntary petition, or the filing against Nauert of an involuntary petition which is not dismissed within sixty (60) days, under the provisions of Title 11 of the United State Code or any state insolvency law; (c) application for or appointment of a receiver for Nauert; (d) issuance of a warrant of attachment or writ of execution against Nauert or his property;
     (e) any assignment by Nauert for the benefit of his creditors; or (f) termination by Nauert of his employment under the above referenced Employment Agreement, except for "good reason" (as defined in Section 9(c) of said Employment Agreement). Upon the occurrence of an event of default hereunder, the holder may, at his option, declare the entire unpaid balance of the principal hereunder, together with interest thereon, immediately due and payable by delivering to Nauert written notice of such effect.

               Nauert hereby waives presentment for payment, notice of dishonor, protest or diligence in bringing suit hereon. In the event any payments herein provided for shall not be made at the time they shall become due, Nauert shall reimburse the holder hereof for all costs of collection and for reasonable attorneys' fees incurred to obtain such payments.

               This Note shall be construed in accordance with and governed in all respects by the laws and decisions of the State of Illinois.



                                        /s/ Peter W. Nauert
                                        Peter W. Nauert

                                                                   Exhibit 10(n)












                               CREDIT AGREEMENT

                        Dated as of December 22, 1993


                                   among


                     PIONEER FINANCIAL SERVICES, INC.,


                      AMERICAN NATIONAL BANK AND TRUST
                            COMPANY OF CHICAGO,
                                 as Agent


                                    and


                     AMERICAN NATIONAL BANK AND TRUST
                           COMPANY OF CHICAGO,

                       FIRSTAR BANK MILWAUKEE, N.A.

                                    and

                          BANK ONE, ROCKFORD, NA




























                             TABLE OF CONTENTS

                                                                            Page

                                  SECTION 1
                            CERTAIN DEFINITIONS  . . . . . . . . . . . . . .   1
          SECTION 1.1    Terms Defined in this Agreement . . . . . . . . . .   1

                              SECTION 2
                 BANK'S COMMITMENT; BORROWING PROCEDURES; LCs  . . . . . . .  11
          SECTION 2.1    Bank's Commitment to Make Loans . . . . . . . . . .  11
          SECTION 2.3    Procedure for Borrowing . . . . . . . . . . . . . .  12
          SECTION 2.4    Conversion and Continuation Elections.  . . . . . .  13
          SECTION 2.5    LC Documentation. . . . . . . . . . . . . . . . . .  15
          SECTION 2.6    Agreement to Repay LC Drawings. . . . . . . . . . .  17
          SECTION 2.6A   Participations. . . . . . . . . . . . . . . . . . .  17
          SECTION 2.7    Mandatory Payment of LC Liability.  . . . . . . . .  20
          SECTION 2.8    LC Operations.  . . . . . . . . . . . . . . . . . .  20
          SECTION 2.9    Voluntary Termination or Reduction of
               Commitments.  . . . . . . . . . . . . . . . . . . . . . . . .  21
          SECTION 2.11   Mandatory Prepayment. . . . . . . . . . . . . . . .  21
          SECTION 2.12   Repayment.  . . . . . . . . . . . . . . . . . . . .  21

                               SECTION 3
                        NOTES EVIDENCING THE LOANS . . . . . . . . . . . . .  22
          SECTION 3.1    Notes . . . . . . . . . . . . . . . . . . . . . . .  22

                                      SECTION 4
                               INTEREST, FEES AND COSTS  . . . . . . . . . .  22
          SECTION 4.1    Interest  . . . . . . . . . . . . . . . . . . . . .  22
          SECTION 4.2    Fees. . . . . . . . . . . . . . . . . . . . . . . .  23
               (a)  Closing Fee. . . . . . . . . . . . . . . . . . . . . . .  23
               (b)  Unused Commitment Fees.  . . . . . . . . . . . . . . . .  23
               (c)  Letter of Credit Fees. . . . . . . . . . . . . . . . . .  23
               (d)  Letter of Credit Issuance Fees.  . . . . . . . . . . . .  23
          SECTION 4.3    Computation of Fees and Interest. . . . . . . . . .  24
          SECTION 4.4    Increased Costs; Capital Adequacy . . . . . . . . .  24
          SECTION 4.5    Funding Losses. . . . . . . . . . . . . . . . . . .  26

                                 SECTION 5
                            MAKING OF PAYMENTS . . . . . . . . . . . . . . .  26
          SECTION 5.1    Payments by the Company . . . . . . . . . . . . . .  26
          SECTION 5.2    Payments by the Banks to the Agent. . . . . . . . .  27
          SECTION 5.3    Setoff  . . . . . . . . . . . . . . . . . . . . . .  28
          SECTION 5.4    Sharing of Payments.  . . . . . . . . . . . . . . .  29

                                 SECTION 6
                      REPRESENTATIONS AND WARRANTIES . . . . . . . . . . . .  29
          SECTION 6.1    Corporate Organization  . . . . . . . . . . . . . .  29
          SECTION 6.2    Authorization; No Conflict  . . . . . . . . . . . .  30
          SECTION 6.3    Validity and Binding Nature . . . . . . . . . . . .  30
          SECTION 6.4    Financial Statements  . . . . . . . . . . . . . . .  30

          SECTION 6.5    Litigation and Contingent Liabilities . . . . . . .  30
          SECTION 6.6    Employee Benefit Plans  . . . . . . . . . . . . . .  31
          SECTION 6.7    Investment Company Act  . . . . . . . . . . . . . .  32
          SECTION 6.8    Regulation U  . . . . . . . . . . . . . . . . . . .  32
          SECTION 6.9    Accuracy of Information . . . . . . . . . . . . . .  32
          SECTION 6.10   Labor Controversies . . . . . . . . . . . . . . . .  32
          SECTION 6.11   Tax Status  . . . . . . . . . . . . . . . . . . . .  32
          SECTION 6.12   No Default  . . . . . . . . . . . . . . . . . . . .  33
          SECTION 6.13   Compliance with Applicable Laws . . . . . . . . . .  33
          SECTION 6.14   Insurance . . . . . . . . . . . . . . . . . . . . .  33
          SECTION 6.15   Solvency. . . . . . . . . . . . . . . . . . . . . .  33
          SECTION 6.16   Use of Proceeds.  . . . . . . . . . . . . . . . . .  34
          SECTION 6.17   Subsidiaries. . . . . . . . . . . . . . . . . . . .  34

                                 SECTION 7
                                 COVENANTS . . . . . . . . . . . . . . . . .  34
          SECTION 7.1    Reports, Certificates and Other Information . . . .  34
               (a)  Annual Report. . . . . . . . . . . . . . . . . . . . . .  35
               (b)  Interim Reports. . . . . . . . . . . . . . . . . . . . .  35
               (c)  Statutory Statements.  . . . . . . . . . . . . . . . . .  35
               (d)  Reports to SEC.  . . . . . . . . . . . . . . . . . . . .  35
               (e)  Certificates . . . . . . . . . . . . . . . . . . . . . .  35
               (f)  Notice of Default, Litigation and ERISA Matters  . . . .  35
               (g)  Other Information  . . . . . . . . . . . . . . . . . . .  36
          SECTION 7.2    Corporate Existence and Franchises  . . . . . . . .  36
          SECTION 7.3    Books, Records and Inspections  . . . . . . . . . .  36
          SECTION 7.4    Insurance . . . . . . . . . . . . . . . . . . . . .  36
          SECTION 7.5    Taxes and Liabilities . . . . . . . . . . . . . . .  37
          SECTION 7.6    Cash Flow Coverage  . . . . . . . . . . . . . . . .  37
               SECTION 7.7    Net Worth. . . . . . . . . . . . . . . . . . .  37
               SECTION 7.8    Funds for Refinancing. . . . . . . . . . . . .  37
               SECTION 7.9    Indebtedness.  . . . . . . . . . . . . . . . .  37
          SECTION 7.10   Risk-Based Capital  . . . . . . . . . . . . . . . .  38
          SECTION 7.11   Real Estate Concentration.  . . . . . . . . . . . .  38
          SECTION 7.12   Investment Quality. . . . . . . . . . . . . . . . .  38
          SECTION 7.13   Intentionally Omitted.  . . . . . . . . . . . . . .  38
          SECTION 7.14   Insurance Company Leverage Ratio.   . . . . . . . .  38
          SECTION 7.15   Intentionally Omitted.  . . . . . . . . . . . . . .  38
          SECTION 7.17   Change in Nature of Business  . . . . . . . . . . .  39
          SECTION 7.18   Depository Relationship . . . . . . . . . . . . . .  39
          SECTION 7.19   Employee Benefit Plans  . . . . . . . . . . . . . .  40
          SECTION 7.20   Use of Proceeds . . . . . . . . . . . . . . . . . .  40
          SECTION 7.21   Other Agreements  . . . . . . . . . . . . . . . . .  40
          SECTION 7.22   Compliance with Applicable Laws . . . . . . . . . .  40

                                SECTION 7A
                         UNRESTRICTED SUBSIDIARIES . . . . . . . . . . . . .  40
          SECTION 7A.1   Unrestricted Subsidiaries.  . . . . . . . . . . . .  40
          SECTION 7A.2   Additional Unrestricted Subsidiaries. . . . . . . .  41
          SECTION 7A.3   Effectiveness of Designation. . . . . . . . . . . .  42

                                 SECTION 8

                  CONDITIONS TO MAKING LOANS AND ISSUING LCS . . . . . . . .  42
          SECTION 8.1    Initial Loans.  . . . . . . . . . . . . . . . . . .  42
               (a)  Fees and Expenses  . . . . . . . . . . . . . . . . . . .  42
               (b)  Documents  . . . . . . . . . . . . . . . . . . . . . . .  42
          SECTION 8.2    All Loans and LCs.  . . . . . . . . . . . . . . . .  43
               (a)  No Default, etc. . . . . . . . . . . . . . . . . . . . .  44
               (b)  Notice.  . . . . . . . . . . . . . . . . . . . . . . . .  44

                                 SECTION 9
                    EVENTS OF DEFAULT AND THEIR EFFECT . . . . . . . . . . .  44
          SECTION 9.1    Events of Default . . . . . . . . . . . . . . . . .  44
                    (a)  Nonpayment of the Loan  . . . . . . . . . . . . . .  44
               (b)  Nonpayment of Other Indebtedness . . . . . . . . . . . .  44
               (c)  Bankruptcy or Insolvency . . . . . . . . . . . . . . . .  45
               (d)  Specified Noncompliance with this Agreement  . . . . . .  45
               (e)  Other Noncompliance with this Agreement  . . . . . . . .  45
               (f)  Representations and Warranties . . . . . . . . . . . . .  45
               (g)  Employee Benefit Plans . . . . . . . . . . . . . . . . .  46
               (h)  Judgments  . . . . . . . . . . . . . . . . . . . . . . .  46
          SECTION 9.2    Effect of Event of Default  . . . . . . . . . . . .  46

                                 SECTION 9A
                                 THE AGENT . . . . . . . . . . . . . . . . .  47
          SECTION 9A.1   Appointment and Authorization . . . . . . . . . . .  47
          SECTION 9A.2   Delegation of Duties  . . . . . . . . . . . . . . .  47
          SECTION 9A.3   Liability of Agent  . . . . . . . . . . . . . . . .  47
          SECTION 9A.4   Reliance by Agent . . . . . . . . . . . . . . . . .  47
          SECTION 9A.5   Notice of Default . . . . . . . . . . . . . . . . .  48
          SECTION 9A.6   Credit Decision . . . . . . . . . . . . . . . . . .  48
          SECTION 9A.7   Indemnification . . . . . . . . . . . . . . . . . .  49
          SECTION 9A.8   Agent in Individual Capacity  . . . . . . . . . . .  50
          SECTION 9A.9   Successor Agent . . . . . . . . . . . . . . . . . .  50

                                 SECTION 10
                                  GENERAL  . . . . . . . . . . . . . . . . .  50
          SECTION 10.1   Amendments and Waivers  . . . . . . . . . . . . . .  50
          SECTION 10.2   Notices . . . . . . . . . . . . . . . . . . . . . .  51
          SECTION 10.3   Accounting Terms; Computations  . . . . . . . . . .  52
          SECTION 10.4   Costs, Expenses and Taxes . . . . . . . . . . . . .  52
          SECTION 10.5   Indemnification . . . . . . . . . . . . . . . . . .  53
          SECTION 10.6   Captions and References . . . . . . . . . . . . . .  53
          SECTION 10.7   No Waiver; Cumulative Remedies. . . . . . . . . . .  53
          SECTION 10.8   Governing Law; Jury Trial; Severability . . . . . .  54
          SECTION 10.9   Counterparts  . . . . . . . . . . . . . . . . . . .  55
          SECTION 10.10  Successors and Assigns  . . . . . . . . . . . . . .  55
          SECTION 10.11  Prior Agreements  . . . . . . . . . . . . . . . . .  55
          SECTION 10.12  Assignments; Participations . . . . . . . . . . . .  55
          SECTION 10.13  Confidentiality.  . . . . . . . . . . . . . . . . .  56
               SECTION 10.14  Notification of Addresses, Etc.  . . . . . . .  57

                                       EXHIBITS

     EXHIBIT A           Form of Note
     EXHIBIT B           Form of Notice of Borrowing
     EXHIBIT C           Form of Notice of Conversion/Continuation

                                   CREDIT AGREEMENT


          This Credit Agreement dated as of December 22, 1993 (this "Agreement"), is among (i) PIONEER FINANCIAL SERVICES, INC., a Delaware corporation (herein, together with its successors and assigns, called the "Company"), (ii) AMERICAN NATIONAL BANK AND TRUST COMPANY OF CHICAGO, as administrative agent (in such capacity, the "Agent") and (iii) AMERICAN NATIONAL BANK AND TRUST COMPANY OF CHICAGO, a national banking association (herein, together with its successors and assigns, called the "ANB"), FIRSTAR BANK MILWAUKEE, N.A., a national banking association (herein, together with its successors and assigns, called "Firstar") and BANK ONE, ROCKFORD, NA, a national banking association (herein, together with its successors and assigns, called "Bank One") (ANB, Firstar and Bank One collectively referred to as the "Banks" and individually as a "Bank").

                             W I T N E S S E T H:

          WHEREAS, the Company has requested the Banks severally to make available to the Company a revolving credit facility for the purposes as set forth herein; and

          WHEREAS, the Banks are willing to make available to the Company a revolving facility in the aggregate amount of $20,000,000, under which each Bank severally shall lend funds and ANB, in its capacity as Issuing Bank, shall issue letters of credit from time to time to or for the benefit of the Company subject to the terms and conditions set forth in this Agreement;

          NOW, THEREFORE, in consideration of the mutual agreements contained herein, the parties hereto agree as follows:


                                  SECTION 1
                            CERTAIN DEFINITIONS

          SECTION 1.1 Terms Defined in this Agreement. When used herein the following terms shall have the following respective meanings:

          "Adjusted Capital and Surplus" means, with respect to each Insurance Subsidiary as of any date, the sum of (i) Capital and Surplus for such Insurance Subsidiary and (ii) the asset valuation reserve of such Insurance Subsidiary as of such date determined in accordance with Statutory Accounting Principles.

          "Affiliate" means, with respect to any Person, any other Person directly or indirectly controlling, controlled by, or under direct or indirect common control with, such Person. A Person shall be deemed to control another Person if such first Person possesses, directly or indirectly, the power to direct or cause the direction of the management and policies of such other Person, whether through ownership of voting securities, by contract or otherwise.

          "Agent's Payment Office" means the address for payments set forth on the signature page hereto in relation to the Agent or such other address as the Agent may from time to time specify in accordance with Section 10.2.

          "Agent-Related Persons" means the Agent and any successor Agent appointed under Section 9A.9, together with their respective Affiliates, and the officers, directors, employees, agents and attorneys-in-fact of such Persons and Affiliates.

          "Aggregate Commitment" means the combined Commitments of the Banks in the amount of twenty million dollars ($20,000,000), as such amount may be reduced from time to time pursuant to this Agreement.

          "Aggregate Stated Amount" shall mean, as of the date of determination, the aggregate Stated Amounts of all LCs.

          "Agreement" means this Credit Agreement as it may be amended, supplemented or otherwise modified from time to time in accordance with the terms hereof.

          "ANB" - see Preamble.

          "Applicable Margin" means (a) with respect to Base Rate Loans, -0-,
     (b) with respect to CD Rate Loans, two percent (2.00%) per annum, and (c) with respect to Eurodollar Rate Loans, two percent (2.00%) per annum.

          "Authorized Control Level RBC" shall have the same meaning as the term "Authorized Control Level RBC" as defined in the NAIC Risk-Based Capital
     (RBC) for Life and/or Health Insurers Model Act, as such term may be amended by the NAIC from time to time.

          "Authorized Officer" means the Chairman, the President, any Executive Vice President, the Treasurer or any Vice Presidents of the Company that are designated as authorized officers pursuant to a resolution of the Board of Directors of the Company (each Bank shall be entitled to rely on such resolution until revoked or amended in writing by the Company).

          "Available Cash Flow" means, for any accounting period, without duplication of items that may be included in more than one of the following computations, the sum of (i) the aggregate Distributable Profits from the Insurance Subsidiaries for such period, and (ii) the combined net after tax income of the Non-Insurance Operating Subsidiaries for such period, plus depreciation, amortization and other non-cash expenses of the Non-Insurance Operating Subsidiaries for such period, minus all capitalized expenditures of the Non-Insurance Operating Subsidiaries for such period, all to be determined in accordance with GAAP.

          "Bank" or "Banks" - see Preamble.

          "Bank Parties" - see Section 10.5.

          "Base Rate" means at any time and from time to time the rate of interest per annum which ANB most recently announced as its base rate at Chicago, Illinois, which rate shall not necessarily be the lowest rate of interest which ANB charges its customers.

          "Base Rate Loan" means a Loan that bears interest based on the Base Rate.

          "Borrowing" means a borrowing hereunder consisting of the several Loans made to the Company on the same day by each Bank pursuant to Section 2 hereof and having the same interest rate basis and Interest Period.

          "Business Day" means any day of the year on which each Bank is open for business in the city where such Bank's main office is located.

          "Capital and Surplus" means, with respect to each Insurance Subsidiary, such Insurance Subsidiary's capital and surplus as reported on such Insurance Subsidiary's Statutory Statements most recently filed with the department of insurance of such Insurance Subsidiary's state of incorporation.

          "CD Rate" means with respect to each Interest Period to be applicable to a CD Rate Loan, the rate of interest per annum payable on a certificate or certificates of deposit purchased by the Company from ANB concurrently in connection with the extension of a CD Rate Loan.

          "CD Rate Loan" means a Loan that bears interest based on the CD Rate.

          "Clean-up Date" shall mean the first day of any Clean-up Period.

          "Clean-up Period" shall mean, during such period of twelve consecutive months determined on a rolling basis, any period of sixty consecutive days in which no Loans are outstanding.

          "Closing Date" means the date on which all conditions precedent set forth in Section 8.1 are satisfied or waived by all the Banks.

          "Commitment", with respect to each Bank, has the meaning specified in
     Section 2.1.

          "Commitment Percentage" means, as to any Bank, the percentage equivalent at the time of determination of such Bank's Commitment divided by the Aggregate Commitment.

          "Company" - see Preamble.

          "Conversion Date" means any date on which the Company converts a Base Rate Loan to a Eurodollar Rate Loan or a CD Rate Loan; a CD Rate Loan to a Eurodollar Rate Loan or a Base Rate Loan; or a Eurodollar Rate Loan to a CD Rate Loan or a Base Rate Loan.

          "Debt Service Requirements" means, for any accounting period, the aggregate of the principal, interest and other dividends, payments or distributions made or required to be made (i) to each Bank under this Agreement, (ii) with respect to other Indebtedness and (iii) with respect to the Preferred Stock.

          "Distributable Profits" means, for any accounting period, (i) the greater of (A) 10% of the aggregate Capital and Surplus of all Insurance Subsidiaries, and (B) the aggregated net after-tax profits of all Insurance Subsidiaries, determined in accordance with Statutory Accounting Principles for such period minus (ii) the after-tax profits of each Principal Insurance Subsidiary that must be retained by such Principal Insurance Subsidiary to maintain the Total Adjusted Capital required by Section 7.10.y

          "Dollar(s)" and the sign "$" means lawful money of the United States of America.

          "Environmental Laws" means any and all federal, state or local environmental or health and safety-related laws, regulations, rules, ordinances, orders or directives.

          "ERISA" means the Employee Retirement Income Security Act of 1974, as amended, and any successor statute of similar import, together with the regulations thereunder and under the Internal Revenue Code of 1986, as amended, in each case as in effect from time to time. References to sections of ERISA shall be construed to also refer to any successor sections.

          "ERISA Affiliate" means any corporation, trade or business that is, along with the Company, a member of a controlled group of corporations or a controlled group of trades or businesses, as described in Sections 414(b) and 414(c), respectively, of the Internal Revenue Code of 1986, as amended, or Section 4001 of ERISA.

          "Eurodollar Rate Loan" means a Loan that bears interest based on LIBOR.

          "Event of Default" means any of the events described in Section 9.1.

          "FDIC" means the Federal Deposit Insurance Corporation, or any entity succeeding to any of its principal functions.

          "Federal Funds Rate" means, for any day, the rate set forth in the weekly statistical release designated as H.15(519), or any successor publication, published by the Federal Reserve Board (including any such successor, "H.15(519)") for such date opposite the caption "Federal Funds (Effective)". If on any relevant day such rate is not yet published in H.15(519), the rate for such day will be the rate set forth in the daily statistical release designated as the Composite 3:30 p.m. Quotations for U.S. Government Securities, or any successor publication, published by the Federal Reserve Bank of New York (including any such successor, the "Composite 3:30 p.m. Quotation") for such day under the caption "Federal Funds Effective Rate". If on any relevant day the appropriate rate is not yet published in either H.15(519) or the Composite 3:30 p.m. Quotations, the rate for such day will be the arithmetic mean as determined by the Agent of the rates for the last transaction in overnight Federal funds arranged prior to 9:00 a.m. (New York time) on that day by each of three leading brokers of Federal funds transactions in New York City selected by the Agent.

          "Federal Reserve Board" means the Board of Governors of the Federal Reserve System, or any entity succeeding to any of its principal functions.

          GAAP means the generally accepted accounting principles in the United States of America with such changes thereto as (i) shall be consistent with the then-effective principles promulgated or adopted by the Financial Accounting Standards Board and its predecessors and successors and
     (ii) shall be concurred in by the independent certified public accountants of recognized standing certifying any financial statements of the Company and its Subsidiaries.

          "Indebtedness" means, as of any date, all indebtedness, obligations or other liabilities of the Company and its Subsidiaries as of such date (i) for borrowed money, (ii) evidenced by bonds, debentures, notes or other similar instruments for borrowed money, or (iii) pursuant to any guarantee of any indebtedness, obligations or other liabilities of any other Person of the type described in clauses (i) or (ii); provided, however, that (a) the amounts set forth in clauses (i), (ii) and (iii) shall not be double counted and (b) Indebtedness shall not include indebtedness, obligations or other liabilities of the Company to any Subsidiary or indebtedness, obligations or other liabilities of any Subsidiary to the Company or another Subsidiary.

          "Indemnified Liabilities" - see Section 10.5.

          "Insurance Company Leverage Ratio" means, for each Principal Insurance Subsidiary on an individual basis as of any date and for all Principal Insurance Subsidiaries on a combined basis as of any date, the ratio of Adjusted Capital and Surplus to Total Assets.

          "Insurance Laws" means any and all federal or state laws, regulations, rules, ordinances, orders or directives that pertain to the regulation of insurance companies, as such.

          "Insurance Subsidiaries" means, as of any date, all Subsidiaries of the Company that are engaged in the insurance business and are subject to regulation by the insurance commission or department of any state or other jurisdiction. The Insurance Subsidiaries of the Company as of the date of this Agreement are set forth in Schedule 6.17 attached hereto.

          "Interest Payment Date" means, (a) with respect to any CD Rate Loan or Eurodollar Rate Loan, the last day of each Interest Period applicable to such Loan, provided, however, that if any Interest Period for a CD Rate Loan or Eurodollar Rate Loan exceeds 90 days or three months, respectively, the date which falls 90 days or three months (as the case may be) after the beginning of such Interest Period and after each Interest Payment Date thereafter shall also be an Interest Payment Date, and (b) with respect to any Base Rate Loan, the last Business Day of each calendar quarter and each date upon which such Loan is prepaid or converted to a Eurodollar Rate Loan or a CD Rate Loan.

          "Interest Period" means, (a) with respect to any Eurodollar Rate Loan, the period commencing on the Business Day the Loan is disbursed or continued or on the Conversion Date on which the Loan is converted to the Eurodollar Rate Loan and ending on the date one, two, three or six months thereafter, as selected by the Company in its Notice of Borrowing or Notice of Conversion/Continuation; and (b) with respect to any CD Rate Loan, the period commencing on the Business Day the CD Rate Loan is disbursed or continued or on the Conversion Date on which a Loan is converted to the CD Rate Loan and ending 30, 60, 90 or 180 days thereafter, as selected by the Company in its Notice of Borrowing or Notice of Conversion/Continuation;

     provided that:

               (i)  if any Interest Period pertaining to a
          Eurodollar Rate Loan or CD Rate Loan would otherwise end on a day which is not a Business Day, that Interest Period shall be extended to the next succeeding Business Day unless, in the case of a Eurodollar Rate Loan, the result of such extension would be to carry such Interest Period into another calendar month, in which event such Interest Period shall end on the immediately preceding Business Day;

              (ii) any Interest Period pertaining to a Eurodollar Rate Loan that begins on the last Business Day of a calendar month (or on a day for which there is no numerically corresponding day in the calendar month at the end of such Interest Period) shall end on the last Business Day of the calendar month at the end of such Interest Period; and

             (iii) no Interest Period for any Loan shall extend beyond a Clean-up Date or the Termination Date.

          "Investment Grade Obligations" means, as of any date for each Insurance Subsidiary, investments having an NAIC investment rating of 1 or 2; or a Standard & Poor's rating within the range of ratings from AAA to BBB-; or a Moody's rating within the range of ratings from Aaa to Baa3.

          "Issuing Bank" means American National Bank and Trust Company of Chicago in its capacity as issuing bank with respect to LCs issued under and pursuant to the terms of this Agreement.

          "LC" - see Section 2.2.

          "LC Application" - see Section 2.5.

          "Liabilities" means any and all of the Company's obligations to the

     Banks, howsoever created, arising or evidenced, whether direct or indirect, absolute or contingent, now or hereafter existing, or due or to become due, which arise out of or in connection with this Agreement or the Related Documents.

          "LIBOR" means, with respect to each Interest Period to be applicable to a Eurodollar Rate Loan, the rate of interest per annum determined by the Agent obtained by dividing (a) the Telerate Screen Rate for such Interest Period or (b) if the Telerate Screen Rate is unavailable at the time the LIBOR rate is to be determined, a rate determined on the basis of the offered rates for deposits in U.S. dollars for a period approximately equal to such Interest Period which appear on the Reuters Screen LIBO Page, as of 11:00 a.m., London time, on the day that is two London banking days preceding the beginning of such Interest Period by (c) a percentage equal to 100% minus the stated maximum rate (expressed as a percentage) as prescribed by the Federal Reserve Board of all reserve requirements (including, without limitation, any marginal, emergency, supplemental, special or other reserves) applicable on the first day of such Interest Period to any member bank of the Federal Reserve System in respect of Eurodollar funding or liabilities.

          "Lien" means any mortgage, pledge, lien, security interest or other charge or encumbrance, including the retained security title of a conditional vendor or lessor.

          "Loan" means an extension of credit by a Bank to the Company pursuant to Section 2, and may be a Base Rate Loan, CD Rate Loan or a Eurodollar Rate Loan.

          "Majority Banks" means at any time Banks then having Commitments equal to at least 51% of the Aggregate Commitment.

          "Margin Stock" has the meaning given to such term in Regulation U.

          "Material Subsidiary" means any Subsidiary of the Company, the financial condition of which, when consolidated with the financial condition of the Company, has a material effect on such financial condition of the Company, and shall include, without limitation, each Principal Insurance Subsidiary.

          "Mortgage" means, as of any date, as to each Insurance Subsidiary, the amount of such Insurance Subsidiary's mortgage loans on real estate calculated in accordance with Statutory Accounting Principles.

          "Multiemployer Plan" means a "multiemployer plan" as defined in ERISA.

          "NAIC" means the National Association of Insurance Commissioners and any successor thereto.

          "Net Worth" means, with respect to the Company, as at the time any determination thereof is made, the consolidated shareholders' equity (including common stock, additional paid-in capital, retained earnings, and net unrealized gains and losses).

          "Non-Insurance Operating Subsidiaries" means, as of any date, all Subsidiaries of the Company that are not Insurance Subsidiaries. The Non-Insurance Operating Subsidiaries of the Company as of the date of this Agreement are set forth in Schedule 6.17 attached hereto.

          "Non-Investment Grade Obligations" means, as of any date, for each Insurance Subsidiary, any fixed maturity debt instrument investment that is not an Investment Grade Obligation.
          "Note" or "Notes" - see Section 3 and Exhibit A.

          "Notice of Borrowing" means a notice given by the Company to the Agent pursuant to Section 2.3, in substantially the form of Exhibit B.

          "Notice of Conversion/Continuation" means a notice given by the Company to the Agent pursuant to Section 2.4, in substantially the form of Exhibit C.

          "PBGC" means the Pension Benefit Guaranty Corporation and any entity succeeding to any or all of its functions under ERISA.

          "Permitted Liens" - see Section 7.16.

          "Person" means an individual or a corporation, partnership, trust, incorporated or unincorporated association, joint venture, joint stock company, government (or any agency or political subdivision thereof) or other entity of any kind.

          "Plan" means an "employee pension benefit plan", as such term is defined in Section 3(2) of ERISA, an "employee welfare benefit plan," as such term is defined in Section 3(1) of ERISA, or any bonus, deferred compensation, stock purchase, stock option, severance, salary continuation, vacation, sick leave, fringe benefit, incentive, insurance, welfare or similar arrangement.

          "Policy Liabilities" means the aggregate liabilities of a Principal Insurance Subsidiary for future policy benefits with respect to life and annuity policies issued by such Principal Insurance Subsidiary, determined in accordance with GAAP.

          "Preferred Stock" means the shares of the Company's Cumulative Convertible Exchangeable Preferred Stock, having a stated value of $25 per share.

          "Principal Insurance Subsidiaries" means, as of any date, any Insurance Subsidiary that is or becomes engaged in a material amount of insurance business and has been designated in writing by all of the Banks and the Company as a Principal Insurance Subsidiary. The following Insurance Subsidiaries shall be deemed to be Principal Insurance Subsidiaries as of the date of this Agreement and until designated otherwise by all of the Banks and the Company : Pioneer Life Insurance

     Company of Illinois, an Illinois corporation; National Group Life Insurance Company, an Illinois corporation; and Manhattan National Life Insurance Company, an Illinois corporation.

          "Real Estate Concentration Ratio" means, as of any date, as to each Insurance Subsidiary, the ratio of (a) the sum of (i) Real Estate Investments plus (ii) Mortgages to (b) Capital and Surplus.

          "Real Estate Investments" means, as of any date, as to each Insurance Subsidiary, the sum of (a) the book value of properties acquired in satisfaction of debt calculated in accordance with Statutory Accounting Principles plus (b) the investment in investment real estate calculated in accordance with Statutory Accounting Principles; provided, that the properties occupied by the Company or any Subsidiary shall be excluded from the calculation of Real Estate Investments for purposes of this Agreement.

          "Regulation U" means Regulation U of the Board of Governors of the Federal Reserve System and any successor rule or regulation of similar import as in effect from time to time.

          "Reimbursement Obligations" - see Section 2.6.

          "Related Documents" means, collectively, this Agreement, each Note issued by the Company to each Bank, and all other documents, instruments and agreements executed by the Company and delivered to the Agent or the Banks pursuant to or in connection with this Agreement or any of the foregoing.

          "Reportable Event" means a reportable event (as defined in Section 4043(b) of ERISA) for which notice has not been waived pursuant to applicable regulations.

          "Reuters Screen LIBO Page" means the display page designated "LIBO" on the Reuters Monitor Money Rates Service (or such other page that may replace that page on such service for the purpose of displaying comparable rates).

          "Stated Amount" shall mean, with respect to any LC and as of the date of determination, the maximum amount for which a draw or demand for payment may then be made thereunder, whether or not such maximum amount is defined in such LC as the "Stated Amount" thereof.

          "Statutory Accounting Principles" means the accounting principles used in the preparation of Statutory Statements in accordance with the rules and regulations prescribed by the insurance commission or department of each Insurance Subsidiary's respective state of domicile in effect as of the date of this Agreement. In the event that there is a material change in such accounting principles subsequent to the date hereof, the covenants contained herein and affected by such change shall be adjusted as necessary to preserve the force and effect of such covenants by the Company (provided that prior to any such adjustment the Company shall consult with the Agent with respect to any such adjustment) subject to the reasonable objection of the Majority Banks.

          "Statutory Statements" means, with respect to an Insurance Subsidiary, the annual or quarterly accounting statement for such Insurance Subsidiary prepared in accordance with Statutory Accounting Principles, as filed with the insurance commissioner or department of each jurisdiction in which such Insurance Subsidiary is subject to regulation.

          "Subsidiary" means a corporation, association or business entity of which the Company and/or its other Subsidiaries own, directly or indirectly, such number of outstanding shares as have more than 50% of the ordinary voting power for the election of such entity's directors.

          "Telerate Screen Rate" means, for any Interest Period to be applicable to a Eurodollar Rate Loan, the rate for deposits in U.S. dollars for a period approximately equal to such Interest Period which appears on Page 3750 of the Dow Jones Telerate Service (or such other page that may replace that page on such service for the purpose of displaying comparable rates) as of 11:00 a.m., London time, on the day that is two London banking days preceding the beginning of such Interest Period.

          "Termination Date" - means the earlier to occur of:

               (a)  April 30, 1996; and

               (b) the date on which the Aggregate Commitment shall terminate in accordance with the provisions of this Agreement.

          "Total Adjusted Capital" shall have the same meaning as the term "Total Adjusted Capital" as defined in the NAIC Risk-Based Capital (RBC) for Life and/or Health Insurers Model Act, as such term may be amended by the NAIC from time to time.

          "Total Assets" means, as of any date, as to each Insurance Subsidiary, the total net admitted assets calculated as of such date in accordance with Statutory Accounting Principles.

          "Total Invested Assets" means, as of any date, as to each Insurance Subsidiary, the amount of such Insurance Subsidiary's cash and invested assets calculated in accordance with Statutory Accounting Principles.

          "Unrestricted Subsidiary" - see Section 7A.1.


                              SECTION 2
                 BANK'S COMMITMENT; BORROWING PROCEDURES; LCs

          SECTION 2.1 Bank's Commitment to Make Loans. (a) On the terms and subject to the conditions set forth in this Agreement, each Bank severally agrees to make revolving loans (each such loan called a "Loan" and collectively called the "Loans") to the Company from time to time on any

     Business Day during the period from the Closing Date to the Termination Date, in an aggregate amount not to exceed at any time outstanding the amount set forth opposite such Bank's name on the signature page hereof under the heading "Commitment" (such amount as the same may be reduced pursuant to Section 2.9 or as a result of one or more assignments pursuant to Section 10.12, such Bank's "Commitment") minus the sum of (a) such Bank's Commitment Percentage of the aggregate Stated Amount of all LCs issued and outstanding and (b) such Bank's Commitment Percentage of the aggregate amount of all Reimbursement Obligations; provided, however, that after giving effect to any Borrowing of Loans, the aggregate principal amount of all outstanding Loans plus the sum of (c) the Aggregate Stated Amount of all LCs issued and outstanding and (d) the aggregate amount of all Reimbursement Obligations, shall not exceed the Aggregate Commitment. The Company and each Bank agree and acknowledge that each Bank's portion of each Borrowing of Loans shall be based pro rata on such Bank's Commitment Percentage determined at the time of such Borrowing.

               (b) The Company agrees that, with respect to each Bank's Commitment Percentage of each Loan that is a CD Rate Loan, the Company shall purchase from such Bank a certificate or certificates of deposit in an amount equal to such Bank's Commitment Percentage of each such Loan having a term equal to the Interest Period applicable to such Loan.

          SECTION 2.2 Issuing Bank's Commitment to Issue LCs. On the terms and subject to the conditions set forth in this Agreement, the Issuing Bank agrees, as the Company may from time to time request, to issue for the account of the Company letters of credit (each such letter of credit called an "LC" and collectively called the "LCs") from time to time on any Business Day during the period from the Closing Date to the Termination Date, in a Stated Amount not to exceed the Aggregate Commitment minus the sum of (a) the aggregate principal amount of all Loans then outstanding and not repaid, (b) the aggregate Stated Amount of all LCs previously issued and then outstanding and (c) the aggregate amount of all Reimbursement Obligations.

          SECTION 2.3    Procedure for Borrowing.

               (a) Each Borrowing of Loans shall be made upon the Company's irrevocable written notice delivered to the Agent in accordance with
     Section 10.2 in the form of a Notice of Borrowing (which notice must be received by the Agent prior to 11:00 a.m. (Chicago time) (i) two Business Days prior to the requested Borrowing date, in the case of Eurodollar Rate Loans, (ii) one Business Day prior to the requested Borrowing Date, in the case of CD Rate Loans, and (iii) on the requested Borrowing date, in the case of Base Rate Loans) specifying:

               (A) the amount of the Borrowing, which shall be in an aggregate minimum principal amount of one hundred thousand dollars ($100,000);

               (B) the requested Borrowing date, which shall be a Business Day;

               (C) whether the Borrowing is to be comprised of Eurodollar Rate Loans, CD Rate Loans or Base Rate Loans;

               (D) in the case of Eurodollar Rate Loans and CD Rate Loans, the duration of the Interest Period applicable to such Loans included in such notice. If the Notice of Borrowing shall fail to specify the duration of the Interest Period for any Borrowing comprised of CD Rate Loans or Eurodollar Rate Loans, such Interest Period shall be 30 days or one month, respectively; and

               (E) the account of the Company to which the proceeds of such Borrowing shall be deposited.

               (b) Upon receipt of the Notice of Borrowing, the Agent will promptly notify each Bank thereof and of the amount of such Bank's Commitment Percentage of the Borrowing.

               (c) Each Bank will make the amount of its Commitment Percentage of the Borrowing available to the Agent for the account of the Company at the Agent's Payment Office by 2:00 p.m. (Chicago time) on the Borrowing date requested by the Company in funds immediately available to the Agent. Promptly after receipt of all such amounts by the Agent, the proceeds of all such Loans will be disbursed by the Agent to such account of the Company designated in writing by the Company in the Notice of Borrowing in like funds as received by the Agent.

               (d) Unless the Majority Banks shall otherwise agree, during the existence of an Event of Default, the Company may not elect to have a Loan be made as, or converted into or continued as, a Eurodollar Rate Loan or a CD Rate Loan.

          SECTION 2.4    Conversion and Continuation Elections.

               (a) The Company may upon irrevocable written notice to the Agent in accordance with Section 2.4(b):

                    (i)  elect to convert on any Business Day,
          any Base Rate Loans (or any part thereof in an amount not less than $100,000) into Eurodollar Rate Loans or CD Rate Loans; or

                   (ii) elect to convert on the last day of any Interst Period with respect thereto any Eurodollar Rate Loans (or any part thereof in an amount not less than $100,000) into Base Rate Loans or CD Rate Loans; or

                  (iii)  elect to convert on the last day of any
          Interest Period with respect thereto any CD Rate Loans (or any part thereof in an amount not less than $100,000) into Base Rate Loans or Eurodollar Rate Loans; or

                   (iv) elect on the last day of any Interest Period with respect to any Eurodollar Rate Loans or CD Rate Loans (or any part thereof in an amount not less than $100,000) to continue such Eurodollar Rate Loans or CD Rate Loans (or such part thereof) as such;

     provided, that if the aggregate amount of CD Rate Loans or Eurodollar Rate Loans shall have been reduced, by payment, prepayment, or conversion of part thereof, to be less than $100,000, such CD Rate Loans or Eurodollar Rate Loans shall automatically convert into Base Rate Loans, and on and after such date until the amount of Loans shall exceed $100,000 the right of the Company to continue such Loans as, and convert such Loans into, Eurodollar Rate Loans or CD Rate Loans, as the case may be, shall terminate.

               (b) The Company shall deliver a Notice of Conversion/ Continuation in accordance with Section 10.2 to be received by the Agent not later than 11:00 a.m. (Chicago time) at least (i) two Business Days in advance of the Conversion Date or continuation date, if the Loans are to be converted into or continued as Eurodollar Rate Loans, (ii) one Business Day in advance of the Conversion Date or continuation date, if the Loans are to be converted into or continued as CD Rate Loans, and (ii) on the Conversion Date, if the Loans are to be converted into Base Rate Loans, specifying:

                    (A) the proposed Conversion Date or continuation date;

                    (B) the aggregate amount of Loans to be converted or continued;

                    (C) the nature of the proposed conversion or continuation; and

                    (D)  the duration of the requested Interest Period.

               (c) If upon the expiration of any Interest Period applicable to CD Rate Loans or Eurodollar Rate Loans, the Company has failed to select timely a new Interest Period to be applicable to such CD Rate Loans or Eurodollar Rate Loans, as the case may be, or if any Event of Default shall then exist, the Company shall be deemed to have elected to convert such CD Rate Loans or Eurodollar Rate Loans into Base Rate Loans effective as of the expiration date of such current Interest Period.

               (d) Upon receipt of a Notice of Conversion/Continuation, the Agent will promptly notify each Bank thereof, or, if no timely notice is provided by the Company, the Agent will promptly notify each Bank of the details of any automatic conversion.

               (e) Unless the Majority Banks shall otherwise agree, during the existence of an Event of Default, the Company may not elect to have a Loan converted into or continued as a Eurodollar Rate Loan or a CD Rate Loan.

          SECTION 2.5 LC Documentation. (a) Each of the Company's requests for an LC must be received by the Agent and the Issuing Bank at least two Business Days prior to the requested issue date of such LC, and shall be accompanied by a duly completed application therefor (the "LC Application") and such other documents, in support thereof as the Issuing Bank may reasonably require, and all of such applications and documents shall be in form and substance reasonably satisfactory to the Issuing Bank. In addition, the proposed form of each LC shall be in form and substance reasonably satisfactory to the Issuing Bank, due regard being given to the customs and conventions followed by the Issuing Bank in the issuance of letters of credit generally and the advice of the Banks from time to time given to the Issuing Bank as to necessary or desirable terms and provisions in the form of any such proposed LC. Upon receipt of any request for an LC, the Agent will promptly notify each Bank thereof and deliver to each Bank a copy of the LC Application and each other document received by the Agent in connection with such request for an LC. Each LC shall have an expiry date that shall in no event be later than one year after the Termination Date.

               (b) Subject to the terms and conditions of this Agreement, including, without limitation, Section 2.2, Section 2.5(a) and Section 8.2 hereof, the Issuing Bank shall issue the requested LC in accordance with the Issuing Bank's usual and customary business practices on the date requested for such issuance by the Company in the request made by the Company pursuant to the terms of Section 2.5(a) hereof. Notwithstanding the foregoing, if the Issuing Bank shall have received written notice from the Agent or any Bank on or before the Business Day prior to the date of the Issuing Bank's issuance of such proposed LC that one or more of the conditions set forth in Section 8.2 is not then satisfied, then, until such condition is satisfied and the Issuing Bank receives written notice thereof, the Issuing Bank shall have no obligation to issue any LC. Each Bank agrees that it shall not unreasonably give any such notice or unreasonably fail to withdraw any such notice.

               (c) The Issuing Bank shall promptly give the Agent notice upon the issuance of an LC hereunder and a copy of the LC so issued by such Issuing Bank, and the Agent shall promptly thereafter give notice of such issuance and a copy of such LC to the Banks. An LC otherwise issued in accordance with the terms of this Agreement shall be an LC notwithstanding any failure by the Issuing Bank or the Agent to provide any such notice or copies in a timely manner.

               (d) The Company may request that an LC be extended beyond its stated expiry date or otherwise renewed by giving the Issuing Bank and the Agent written notice of any such extension or renewal not later than ten Business Days prior to the date (the "LC Extension Date") that such LC would have expired absent such extension or renewal. Each such notice (an "LC Extension Request") shall specify the LC that is being extended or renewed and the proposed new expiration date of such LC. The Agent shall promptly advise each Bank of its receipt of, and provide to each Bank a copy of, each LC Extension Request. The new expiration date proposed for any LC may not be a date that is on or after one year after the Termination Date. Following proper delivery of an LC Extension Request pursuant to this Section, the Issuing Bank shall, subject to Section 8.2, extend the expiration date of or renew any LC issued by the Issuing Bank. Notwithstanding the foregoing, if the Issuing Bank shall have received written notice from the Agent or any Bank on or before the Business Day prior to the Issuing Bank's proposed extension of the expiration date of an LC that one or more of the conditions set forth in Section 8.2 is not then satisfied, then, until such condition is satisfied and the Issuing Bank receives written notice thereof, the Issuing Bank shall have no obligation to extend the expiration date of such LC.

               (e) The Company may request that an LC be amended at any time by giving the Issuing Bank and the Agent written notice thereof not later than ten Business Days prior to the date proposed for such amendment. Each such notice (an "LC Amendment Request") shall specify in reasonable detail the changes that are then being requested to be made in the applicable LC and the changes, if any, in the information specified in the original request with respect to such LC delivered pursuant to Section 2.5(a). The Agent shall promptly advise the Banks of its receipt of, and provide a copy to each Bank of, each LC Amendment Request. If the Issuing Bank and the Agent, after consultation with any Bank that provides comments on any such LC Amendment Request, agree to such amendment, such amendment shall be given effect; provided, that (i) any extension of the expiration date or renewal of an LC shall be subject to the terms of Section 2.5(d), and (ii) any amendment which increases the face amount of an LC shall be deemed an issuance of a new LC with a face amount equal to the amount of such increase, and shall be subject to the provisions of this Agreement, including without limitation, Section 2.2, Section 2.5(a) and Section 8.2.


          SECTION 2.6 Agreement to Repay LC Drawings. (a) The Company hereby agrees to reimburse the Issuing Bank (collectively called the "Reimbursement Obligations" and individually a "Reimbursement Obligation"), for each payment or disbursement made by the Issuing Bank under any LC honoring any demand for payment made by the beneficiary thereunder immediately following the occurrence of any such payment or disbursement. Any Reimbursement Obligation not repaid on the date of the applicable payment or disbursement giving rise thereto shall bear interest on the amount so paid or disbursed by the Issuing Bank from the date of payment or disbursement made by the Issuing Bank to but not including the date the Issuing Bank is reimbursed therefor, at a rate per annum equal to the Base Rate from time to time in effect plus two percent (2.00%) per annum. Interest shall be computed for the actual number of days elapsed on the basis of a year consisting of 360 days.

               (b) Any action taken or omitted to be taken by the Issuing Bank under or in connection with any LC, if taken or omitted in the absence of willful misconduct or gross negligence, shall not put the Issuing Bank under any resulting liability to any Bank or, assuming that the Issuing Bank has complied with the applicable procedures specified herein and a Bank has not given a notice contemplated by Section 2.5(b) that continues in full force and effect, relieve any Bank of its obligations hereunder to the Issuing Bank.

          SECTION 2.6A Participations. (a) Upon the issuance by the Issuing Bank of any LC in accordance with the procedures and the terms set forth herein, each Bank shall be deemed to have irrevocably and unconditionally purchased and received from the Issuing Bank, without recourse or warranty, an undivided interest and participation to the extent of such Bank's Commitment Percentage in such LC (including, without limitation, all obligations of the Company with respect thereto other than amounts owing to the Issuing Bank under Section 4.2(d)), provided, that the participation of any Bank in any LC hereunder shall at no time exceed an amount equal to such Bank's Commitment minus the sum of (i) the aggregate principal amount of all Loans made by such Bank then outstanding and not repaid, (ii) such Bank's Commitment Percentage of the aggregate Stated Amount of all LCs previously issued and then outstanding and (iii) such Bank's Commitment Percentage of the aggregate amount of all Reimbursement Obligations.

               (b) (i) In the event that the Issuing Bank makes any payment or disbursement under any LC and the Company shall not have repaid such amount to the Issuing Bank pursuant to Section 2.6(a), the Issuing Bank shall promptly notify the Agent, which shall promptly notify each Bank, of such failure, and each Bank severally agrees to promptly and unconditionally pay to the Agent for the account of the Issuing Bank the amount of such Bank's Commitment Percentage of such payment or disbursement in same day funds and the Agent shall promptly pay such amount, and any other amounts received by the Agent for the Issuing Bank's account pursuant to this Section 2.6A(b), to the Issuing Bank. If the Agent so notifies such Bank prior to 11:00 A.M. (Chicago time) on any Business Day, such Bank shall make available to the Agent for the account of the Issuing Bank its Commitment Percentage of the amount of such payment or disbursement on such Business Day in same day funds (or on the next succeeding Business Day if notice is given after such time). The failure of any Bank to make available to the Agent for the account of the Issuing Bank its Commitment Percentage of any such payment or disbursement shall not relieve any other Bank of its obligation hereunder to make available to the Agent for the account of the Issuing Bank its Commitment Percentage of any payment or disbursement on the date such payment is to be made.

                   (ii) In the event that any Bank fails to fund its Commitment Percentage of any payment or disbursement required to be made by the Banks to the Agent for the benefit of the Issuing Bank in accordance with the provisions of clause (i) above, until the earlier of such Bank's cure of such failure and the termination of the Bank's Commitment, the proceeds of all amounts thereafter paid or repaid to the Agent by the Company (or any Person on behalf of the Company) and contemplated hereunder to be disbursed to such Bank for application against amounts owing such Bank hereunder shall be disbursed instead to the Issuing Bank by the Agent on behalf of such Bank to cure, in full or in part, such failure by such Bank, and, upon such disbursement payment to such Bank shall be deemed to have been made. Notwithstanding anything in this Agreement to the contrary:

               (A) if the Issuing Bank has theretofore applied any portion of any cash collateral pledged to it to secure Reimbursement Obligations relating to the applicable LC as reimbursement for such Reimbursement Obligations, any amounts disbursed to the Issuing Bank by the Agent in accordance with this Section 2.6A(b)(ii) (net of any interest due the Issuing
          Bank) shall be used by the Issuing Bank to restore such cash collateral; and

               (B) a Bank shall be deemed to have cured its failure to fund its Commitment Percentage of any such required payment in respect of an LC at such time as an amount equal to such Bank's Commitment Percentage (determined as of the time of the Agent's receipt of notice of the failure by the Company to reimburse the Issuing Bank with respect to a payment or disbursement under such LC) of such required payment plus any interest accrued thereon is fully funded to the Issuing Bank, whether made by such Bank itself, by operation of the terms of this Section 2.6A(b)(ii) or by the Company directly to the Issuing Bank.

     Interest shall accrue on the amount that should have been paid by the defaulting Bank, for each day from the date such amount shall have been due until the date such amount is repaid to the Agent for the benefit of the Issuing Bank, at the Federal Funds Rate as in effect for each such day.
     The provisions of this Section 2.6A(b) shall not relieve the Company from paying interest at the applicable interest rate under Section 2.6(a).

               (c) Whenever the Issuing Bank receives a payment on account of a Reimbursement Obligation, including any interest thereon, as to which the Agent has received for the account of the Issuing Bank any payments from the Banks pursuant to this Section 2.6A, it shall promptly pay to the Agent and the Agent shall promptly pay to each Bank that has funded its participating interest therein, in the kind of funds so received, an amount equal to such Bank's Commitment Percentage thereof (according to the amounts so funded). Each such payment shall be made by the Issuing Bank or the Agent, as the case may be, on the Business day on which such Person receives the funds paid to it pursuant to the preceding sentence, if received prior to 11:00 a.m. (Chicago time) on such Business Day, and otherwise on the next succeeding Business Day. If the Issuing Bank or the Agent, as the case may be, shall fail to pay to any Bank the amount due such Bank pursuant to this Section when due, the Issuing Bank or the Agent, as the case may be, shall be obligated to pay to such Bank interest on the amount that should have been paid hereunder for each day from the date such amount shall have become due until the date such amount is paid, at the Federal Funds Rate as in effect for each such day.

               (d) The obligations of (i) a Bank to make payments to the Agent for the account of the Issuing Bank with respect to a payment or disbursement made under an LC issued pursuant to this Agreement and (ii) the Company to reimburse the Issuing Bank for payments and disbursements made by the Issuing Bank under any LC shall, in each case, be absolute and unconditional under any and all circumstances and irrespective of any setoff, counterclaim or defense to payment which the Company may have or have had against the Issuing Bank or such beneficiary, including, without limitation, any defense based on the failure of such demand for payment to conform to the material terms of such LC or any nonapplication or misapplication by such beneficiary of the proceeds of such demand for payment or the legality, validity, regularity or enforceability of such LC or any document or contract related to or required to be presented under the terms of such LC; provided, however, that neither the Company nor the Banks shall be obligated to reimburse the Issuing Bank for any wrongful payment or disbursement made by such Issuing Bank under such LC as a result of acts or omissions constituting negligence or willful misconduct on the part of the Issuing Bank.

          SECTION 2.7 Mandatory Payment of LC Liability. The Company agrees that, upon (i) its receipt of a written notice from the Agent acting upon the written request of the Majority Banks stating that an Event of Default has occurred or (ii) its receipt of a written notice from the Agent that the Termination Date has occurred, it will promptly pay to the Agent for the account of the Issuing Bank an amount equal to the amount of the then aggregate Stated Amount of all LCs issued and outstanding hereunder. The Agent, the Issuing Bank and the Company hereby agree that the Company's payment of such amount shall be by means of purchasing from the Issuing Bank or its designee a certificate or certificates of deposit in an amount equal to the amount of the then aggregate Stated Amount of all LCs issued and outstanding hereunder. Any amounts so received by the Issuing Bank or certificates of deposit issued by the Issuing Bank or its designee pursuant to the provisions of the foregoing sentence shall be retained by the Issuing Bank as collateral security for the Reimbursement Obligation of the Company with respect to such LCs. Subject to Section 2.6A and so long as no Event of Default has occurred and is continuing, upon the expiration of any LC, the Issuing Bank will return to the Agent, and the Agent shall return to the Company, all such funds with respect to such LC not used to pay Reimbursement Obligations.

          SECTION 2.8 LC Operations. The Issuing Bank shall, promptly following its receipt thereof, (i) examine all documents purporting to represent a demand for payment by the beneficiary under any LC to ascertain that the same appear on their face to be in conformity with the terms and conditions of such LC and (ii) notify the Agent and the Company in writing of each such demand for payment. If, after examination, the Issuing Bank shall have determined that a demand for payment under such LC does not conform to the terms and conditions of such LC, then the Issuing Bank shall, as soon as reasonably practicable, give notice to the beneficiary, the Agent and the Company to the effect that negotiation was not in accordance with the terms and conditions of such LC, stating the reasons therefor and that the relevant document is being held at the disposal of such beneficiary or is being returned to such beneficiary, as the Issuing Bank may elect. The beneficiary may attempt to correct any such nonconforming demand for payment under such LC if, and to the extent that, such beneficiary is entitled (without regard to the provisions of this sentence) and able to do so. If the Issuing Bank determines that a demand for payment under such LC conforms to the terms and conditions of such LC, then the Issuing Bank shall make payment to the beneficiary in accordance with the terms of such LC. The Issuing Bank shall have the right to require the beneficiary to surrender such LC to the Issuing Bank on the stated expiration date of such LC.

          SECTION 2.9 Voluntary Termination or Reduction of Commitments. The Company may, upon not less than one Business Days' prior written notice to the Agent, terminate the Aggregate Commitment or permanently reduce the Aggregate Commitment by an aggregate minimum amount of $100,000; provided that no such reduction or termination shall be permitted if, after giving effect thereto and to any prepayments of the Loans made on the effective date thereof, the sum of (i) the then outstanding principal amount of the Loans, (ii) the Aggregate Stated Amount of all LCs issued and outstanding and (iii) the aggregate amount of all Reimbursement Obligations, would exceed the amount of the Aggregate Commitment then in effect. Any reduction of the Aggregate Commitment shall be applied to each Bank's Commitment in accordance with such Bank's Commitment Percentage. All commitment fees with respect to the portion of the Commitments that are being reduced that have accrued to, but not including, the effective date of any reduction or termination of Commitments, shall be paid on the effective date of such reduction or termination.

          SECTION 2.10 Optional Prepayments. Subject to Section 4.5, the Company may, at any time or from time to time, ratably prepay Loans in whole or in part in any amount; provided that the Company's written notice of such prepayment shall be delivered to the Agent in accordance with
     Section 10.2 prior to 11:00 a.m. (Chicago time) (i) two Business Days prior to the requested date of prepayment, in the case of Eurodollar Rate Loans;
     (ii) one Business Day prior to the requested date of prepayment, in the case of CD Rate Loans, and (iii) on the requested date of prepayment, in the case of Base Rate Loans. Such notice of prepayment shall specify the date of repayment, the aggregate amount of such prepayment, and whether such prepayment is of Base Rate Loans, CD Rate Loans or Eurodollar Rate Loans, or any combination thereof. Such notice shall not thereafter be revocable by the Company. The Agent will promptly notify each Bank of such notice and of such Bank's Commitment Percentage of such prepayment. If such notice is given by the Company, the Company shall make such prepayment and the payment amount specified in such notice shall be due and payable on the date specified therein, together with accrued interest to each such date on the amount prepaid and any amounts required pursuant to Section 4.5.

          SECTION 2.11 Mandatory Prepayment. On each Clean-up Date, the Company shall make a mandatory prepayment to the Agent for the benefit of the Banks of the outstanding principal amount of all Loans outstanding on such Clean-up Date together with accrued interest to such Clean-up Date on such Loans and any amounts required pursuant to Section 4.5.

          SECTION 2.12 Repayment. The Company shall repay to the Agent for the benefit of the Banks in full on the Termination Date the aggregate principal amount of the Loans outstanding on the Termination Date.


                               SECTION 3

                        NOTES EVIDENCING THE LOANS

          SECTION 3.1 Notes. Each Bank's Loans shall be evidenced by a promissory note (herein, as the same may be amended, modified or supplemented from time to time, and together with any renewals thereof or exchanges or substitutions therefor, individually called a "Note" and collectively called the "Notes"), substantially in the form set forth in Exhibit A, with appropriate insertions, dated the Closing Date, payable to the order of such Bank in the principal amount equal to such Bank's Commitment or the aggregate principal amount of the Loans outstanding to such Bank, whichever is less. The date and amount of the Loans made by each Bank and of each repayment of principal thereon received by such Bank shall be recorded by such Bank in its records or, at its option, on the schedule attached to its Note. The aggregate unpaid principal amount so recorded shall be rebuttable presumptive evidence of the principal amount owing and unpaid on such Note to such Bank. The failure so to record any such amount or any error in so recording any such amount, however, shall not limit or otherwise affect the Company's obligations hereunder or under such Note to repay the principal amount of the Loans evidenced by such Note together with all interest accruing thereon. Each Note shall provide for the payment of interest as provided in Section 4.


                                      SECTION 4
                               INTEREST, FEES AND COSTS

          SECTION 4.1    Interest.

               (a) Subject to Section 4.1(c), each Loan shall bear interest on the outstanding principal amount thereof from the date when made until it becomes due at a rate per annum equal to the CD Rate, LIBOR or the Base Rate, as the case may be, plus the Applicable Margin.

               (b) Interest on each Loan shall be paid in arrears on each Interest Payment Date. Interest shall also be paid on the date of any prepayment of Loans pursuant to Section 2.10 for the portion of the Loans so prepaid and upon payment (including prepayment) in full thereof, including, without limitation, on each Clean-up Date pursuant to Section
     2.11 and, during the existence of any Event of Default, interest shall be paid on demand.

               (c) If any amount of principal of or interest on any Loan, or any other amount payable hereunder or under any of the other Loan Documents is not paid in full when due (whether at stated maturity, by acceleration, demand or otherwise), the Company agrees to pay interest on such unpaid principal or other amount, from the date such amount becomes due until the date such amount is paid in full, payable on demand, at a fluctuating rate per annum equal to the Base Rate plus two percent (2.00%) per annum.

          SECTION 4.2    Fees.

               (a) Closing Fee. On the Closing Date the Company shall pay to the Agent for the account of each Bank a one-time closing fee equal to 0.30% of each Bank's Commitment.

               (b) Unused Commitment Fees. The Company shall pay to the Agent for the account of each Bank an unused commitment fee at the rate of 0.30% per annum on the daily average amount of the difference between such Bank's Commitment from time to time in effect minus the sum of (i) such Bank's Commitment Percentage of the aggregate principal amount of all Loans then outstanding and not repaid, (ii) such Bank's Commitment Percentage of the aggregate Stated Amount of all LCs issued and outstanding and (iii) such Bank's Commitment Percentage of the aggregate amount of all Reimbursement Obligations. The Agent shall provide the Company with an invoice for the amount of the unused commitment fee due to each Bank for each quarterly period ending on the last day of each March, June, September and December, commencing on December 31, 1993. Such unused commitment fee shall accrue from the Closing Date to the Termination Date and shall be due and payable quarterly in arrears no later than thirty (30) days after the Company receives the invoice referred to above, with the final payment to be made on the Termination Date; provided that, in connection with any reduction or termination of Commitments pursuant to Section 2.9, the accrued, unused commitment fee calculated for the period ending on such date shall also be paid on the date of such reduction or termination, with the next succeeding quarterly payment being calculated on the basis of the period from the reduction or termination date to such quarterly payment date. The unused commitment fees provided in this subsection shall accrue at all times after the Closing Date, including during any Clean-up Period.

               (c) Letter of Credit Fees. The Company shall pay to the Agent for the account of each Bank a letter of credit fee at the rate of 1.00% per annum of such Bank's Commitment Percentage of the aggregate Stated Amount of all LCs issued and outstanding. Such letter of credit fee shall accrue from the date of issuance of each LC to the date of termination of such LC as set forth in such LC and shall be due and payable quarterly in advance, with the first such payment due on the date of issuance of each such LC.

               (d) Letter of Credit Issuance Fees. The Company shall pay to the Agent for the account of the Issuing Bank a letter of credit issuance fee on the date of issuance of each LC at a rate to be determined according to the standard fee schedules of the Issuing Bank with respect to letters of credit.

          SECTION 4.3    Computation of Fees and Interest.

               (a) All computations of interest in respect of the Base Rate and all computations of letter of credit fees pursuant to Section 4.2(c) shall be made on the basis of a year of 365 or 366 days, as the case may be, and actual days elapsed. All other computations of fees and interest under this Agreement shall be made on the basis of a 360-day year and actual days elapsed. Interest and fees shall accrue during each period during which interest or such fees are computed from and including the first day thereof to but excluding the last day thereof.

               (b) The Agent will, with reasonable promptness, notify the Company and the Banks of each determination of a Eurodollar Rate or CD Rate; provided, however, that any failure to do so shall not relieve the Company of any liability hereunder or provide the basis for any claim against the Agent. Each determination of an interest rate by the Agent pursuant hereto shall be conclusive and binding on the Company and the Banks in the absence of manifest error.

          SECTION 4.4    Increased Costs; Capital Adequacy.

               (a) If (i) Regulation D of the Board of Governors of the Federal Reserve System, or (ii) after the date hereof, the adoption of any applicable law, rule or regulation, or any change therein, or any change in the interpretation or administration thereof by any governmental authority, central bank or comparable agency charged with the interpretation or administration thereof, or compliance by a Bank with any request or directive (whether or not having the force of law) of any such authority, central bank or comparable agency issued after the date hereof,

               (i) shall subject such Bank to any tax, duty or other charge with respect to any Eurodollar Rate Loan or CD Rate Loan made by such Bank, the Note issued to such Bank, such Bank's obligation to make or maintain any such Loan, any LC issued by the Issuing Bank or the Issuing Bank's obligation to make or maintain any such LC, or shall change the basis of taxation of payments to a Bank or the Issuing Bank, as the case may be, of the principal of or interest on any such Eurodollar Rate Loan or CD Rate Loan or such LC or any other amounts due under this Agreement in respect of any such Eurodollar Rate Loan or CD Rate Loan or such LC or such Bank's or the Issuing Bank's, as the case may be, obligation to make or maintain any such Eurodollar Rate Loan or CD Rate Loan or such LC (except for changes in the rate of tax on the overall net income of such Bank imposed by the jurisdiction in which such Bank's principal executive office is located); or


              (ii) shall impose, modify or deem applicable any reserve (including, without limitation, any reserve imposed by the Federal Reserve Board but excluding, in the case of Eurodollar Rate Loans, any reserve prescribed by the Federal Reserve Board included in the determination of LIBOR), special deposit or similar requirement against assets of, deposits with or for the account of, or credit extended by, such Bank;

     and the result of any of the foregoing is to increase the cost to such Bank of making or maintaining any Loan or to the Issuing Bank of issuing or maintaining any LC, or to reduce the amount of any sum received or receivable by such Bank or the Issuing Bank, as the case may be, under this Agreement or under its Note with respect thereto, then within 30 days after demand by such Bank, with a copy of such demand to the Agent (which demand shall be accompanied by a statement setting forth in reasonable detail the basis of such demand), the Company shall pay to the Agent for the account of such Bank such additional amount or amounts as will compensate such Bank for such increased costs or such reduction, provided, however, that any such amount or amounts payable by the Company shall not exceed the increased costs or amount of reduction of such Bank or the Issuing Bank, as the case may be, in direct proportion to any such Loan or any such LC.

               (b) If either (i) the introduction of or any change in or in the interpretation of any law or regulation or (ii) compliance by a Bank with any new guideline or request from any central bank or other governmental authority affects or would affect the amount of capital required or expected to be maintained by such Bank or any corporation controlling such Bank and the amount of such capital is increased by or based upon the existence of such Bank's commitment to make or maintain any Loan by such Bank hereunder or in the case of the Issuing Bank, its commitment to issue any LC hereunder, then, within 30 days after demand by such Bank, with a copy to the Agent (which demand shall set forth in reasonable detail the basis of such demand), the Company shall pay to the Agent for the account of such Bank, from time to time as reasonably specified by such Bank, additional amounts sufficient to compensate such Bank in the light of such circumstances, to the extent that such Bank reasonably determines such increase in capital to be allocable to the existence of such Bank's commitment to make or maintain any Loan hereunder or in the case of the Issuing Bank, its commitment to issue any LC hereunder, provided, however, that any such amount or amounts payable by the Company shall not exceed the increased amount of capital required to be maintained by such Bank and allocable to any such Loan or any such LC, as the case may be, in direct proportion to any such Loan or any such LC.

          SECTION 4.5 Funding Losses. The Company agrees to reimburse each Bank and to hold each Bank harmless from any loss or expense which such Bank may sustain or incur as a consequence of:

               (a) the failure of the Company to make when due any payment of principal of any Eurodollar Rate Loan or CD Rate Loan (including payments made after any acceleration thereof) not resulting from any Bank's failure to act;

               (b) the failure of the Company to borrow, continue or convert a Loan after the Company has given (or is deemed to have given) a Notice of Borrowing or a Notice of Conversion/ Continuation;

               (c) the failure of the Company to make any prepayment after the Company has given a notice in accordance with Section 2.10 or Section 2.11;

               (d) the prepayment of a Eurodollar Rate Loan or a CD Rate Loan on a day which is not the last day of the Interest Period with respect thereto; or

               (e) the conversion pursuant to Section 2.4 of any Eurodollar Rate Loan or CD Rate Loan to a Loan of another type on a day that is not the last day of the Interest Period with respect thereto;

     including, in each case, (i) any such loss or expense arising from the liquidation or reemployment of funds obtained by it to maintain its Eurodollar Rate Loans or CD Rate Loans hereunder or from fees payable to terminate the deposits from which such funds were obtained and (ii) with respect to any certificate of deposit purchased by the Company from each Bank in connection with a CD Rate Loan, any penalty assessed by such Bank for the early withdrawal of the funds deposited under any such certificate of deposit in accordance with such Bank's usual and customary practices.


                                 SECTION 5
                            MAKING OF PAYMENTS

          SECTION 5.1    Payments by the Company.

               (a) All payments (including prepayments) to be made by the Company on account of principal, interest, fees and other amounts required hereunder shall, except as otherwise expressly provided herein, be made to the Agent for the ratable account of the Banks at the Agent's Payment Office without condition or reservation of right in immediately available funds, no later than 12:00 noon (Chicago time) on the date specified herein. Any payment which is received by the Agent later than 12:00 noon (Chicago time) shall be deemed to have been received on the immediately succeeding Business Day and any applicable interest or fee shall continue to accrue. The Agent will promptly distribute to each Bank its Commitment Percentage of such principal, interest, fees or other amounts, in like funds as received, but in any event shall distribute such amounts no later than the close of business on the date received by the Agent if received by the Agent no later than 12:00 noon on such date. If the Agent shall fail to pay to any Bank the amount due such Bank pursuant to this Section when due, the Agent shall be obligated to pay to such Bank interest on the amount that should have been paid hereunder for each day from the date such amount shall have become due until the date such amount is paid, at the Federal Funds Rate as in effect for each such day.

               (b) Whenever any payment hereunder shall be stated to be due on a day other than a Business Day, such payment shall be made on the next succeeding Business Day, and such extension of time shall in such case be included in the computation of interest or fees, as the case may be; subject to the provisions set forth in the definition of "Interest Period" herein.

               (c) Unless the Agent shall have received written notice from the Company prior to the date on which any payment is due to the Banks hereunder that the Company will not make such payment in full as and when required hereunder, the Agent may assume that the Company has made such payment in full to the Agent on such date in immediately available funds and the Agent may (but shall not be so required), in reliance upon such assumption, cause to be distributed to each Bank on such due date an amount equal to the amount then due such Bank. If and to the extent the Company shall not have made such payment in full to the Agent, each Bank shall repay to the Agent on demand such amount distributed to such Bank, together with interest thereon for each day from the date such amount is distributed to such Bank until the date such Bank repays such amount to the Agent, at the Federal Funds Rate as in effect for each such day.

          SECTION 5.2    Payments by the Banks to the Agent.

               (a) Unless the Agent shall have received written notice from a Bank, with respect to each Borrowing (other than a Borrowing of Base Rate Loans), at least one Business Day prior to the date of any proposed Borrowing (or, in the case of a Borrowing of Base Rate Loans, on the applicable Borrowing date), that such Bank will not make available to the Agent as and when required hereunder for the account of the Company the amount of that Bank's Commitment Percentage of the Borrowing, the Agent may assume that each Bank has made such amount available to the Agent in immediately available funds on the Borrowing date and the Agent may (but shall not be so required), in reliance upon such assumption, make available to the Company on such date a corresponding amount. If and to the extent any Bank shall not have made its full amount available to the Agent in immediately available funds and the Agent in such circumstances has made available to the Company such amount, that Bank shall on the next Business Day following the date of such Borrowing make such amount available to the Agent, together with interest at the Federal Funds Rate for and determined as of each day during such period. A notice of the Agent submitted to any Bank with respect to amounts owing under this Section 5.2(a) shall be conclusive, absent manifest error. If such amount is so made available, such payment to the Agent shall constitute such Bank's Loan on the date of Borrowing for all purposes of this Agreement. If such amount is not made available to the Agent on the next Business Day following the date of such Borrowing, the Agent shall notify the Company of such failure to fund and, upon demand by the Agent, the Company shall pay such amount to the Agent for the Agent's account, together with interest thereon for each day elapsed since the date of such Borrowing, at a rate per annum equal to the interest rate applicable at the time to the Loans comprising such Borrowing.

               (b) The failure of any Bank to make any Loan on any date of Borrowing shall not relieve any other Bank of any obligation hereunder to make a Loan on the date of such Borrowing, but no Bank shall be responsible for the failure of any other Bank to make the Loan to be made by such other Bank on the date of any Borrowing.

          SECTION 5.3    Setoff.

               (a) The Company agrees that, if at any time (i) any amount owing by it under this Agreement or any Related Document is then due and payable to a Bank or (ii) any Event of Default shall have occurred and be continuing, then such Bank, in its sole discretion, may apply to the payment of the Liabilities any and all balances, credits, deposits, accounts or moneys of the Company then or thereafter with such Bank.

               (b) Without limitation of Section 5.3(a), the Company agrees that, upon and during the continuance of any Event of Default, such Bank is hereby authorized, at any time and from time to time, without notice to the Company, (i) to set off against and to appropriate and apply to the payment of the Liabilities (whether matured or unmatured) any and all amounts which such Bank is obligated to pay over to the Company (whether matured or unmatured, and, in the case of deposits, whether general or special, time or demand and however evidenced) and (ii) pending any such action, to the extent necessary, to hold such amounts as collateral to secure such Liabilities.

               (c) Notwithstanding any other provision of this Agreement, the Notes or any other Related Document, the Banks shall not set off against, or appropriate or apply to the payment of any Liabilities, any of the deposits, accounts or other assets of any Insurance Subsidiary.

          SECTION 5.4 Sharing of Payments. If, other than as expressly provided elsewhere herein, any Bank shall obtain on account of the Liabilities held by such Bank any payment (whether voluntary, involuntary, through the exercise of any right of set-off, or otherwise) in excess of its Commitment Percentage of payments on account of the Liabilities obtained by all the Banks, such Bank shall promptly (a) notify the Agent of such fact and (b) upon demand purchase from the other Banks a portion of the Liabilities held by such other Banks as shall be necessary to cause such purchasing Bank to share the excess payment ratably with each of them based upon each Bank's Commitment Percentage; provided, however, that if all or any portion of such excess payment is thereafter recovered from the purchasing Bank, such purchase shall to that extent be rescinded and each other Bank shall repay to the purchasing Bank the purchase price paid therefor, together with an amount equal to such paying Bank's Commitment Percentage of any interest or other amount paid or payable by the purchasing Bank in respect of the total amount so recovered. The Company agrees that any Bank so purchasing a portion of another Bank's Liabilities pursuant to this Section 5.4 may, to the fullest extent permitted by law, exercise all of its rights of payment (including the right of setoff) with respect to such purchased Liabilities as fully as if such Bank were the direct creditor of the Company in the amount of such purchased Liabilities. The Agent will keep records (which shall be conclusive and binding in the absence of manifest error) of amounts purchased pursuant to this Section
     5.4 and will in each case notify the Banks following any purchases or repayments.


                                 SECTION 6
                      REPRESENTATIONS AND WARRANTIES

          To induce each Bank to enter into this Agreement and to make Loans and to induce the Issuing Bank to enter into this Agreement and issue LCs hereunder, the Company represents and warrants to each Bank, the Issuing Bank and the Agent that:

          SECTION 6.1 Corporate Organization. The Company is a corporation duly existing and in good standing under the laws of the State of Delaware and is duly qualified and in good standing as a foreign corporation authorized to do business in Illinois, which is the only other jurisdiction in which the Company is required to be duly qualified and in good standing as a foreign corporation. The Company's failure to be so qualified in any other jurisdiction does not materially and adversely affect the Company's business, operations or financial condition or its ability to perform its obligations hereunder and under the Related Documents to which it is a party.

          SECTION 6.2 Authorization; No Conflict. The Company's execution, delivery and performance of this Agreement and each of the Related Documents to which it is a party and the consummation of the transactions contemplated by this Agreement and each of the Related Documents are within the Company's corporate powers, have been duly authorized by all necessary corporate action, require no governmental, regulatory or other approval, and (a) do not and will not contravene or conflict with any provision of
     (i) any law the failure of the Company to comply with in the Company's determination materially and adversely affects the Company's business, operations or financial condition or its ability to perform its obligations hereunder and under the Related Documents to which it is a party, (ii) any judgment, decree or order applicable to the Company, or (iii) the Company's articles of incorporation or by-laws, and (b) do not and will not contravene or conflict with any provision of any agreement or instrument binding upon the Company or upon any property of the Company that in the Company's determination materially and adversely affects the Company's business, operations or financial condition or its ability to perform its obligations hereunder or under the Related Documents to which it is a party.

          SECTION 6.3    Validity and Binding Nature.   This Agreement and the
     Related Documents to which the Company is a party are (or, when duly executed and delivered, will be) the legal, valid and binding obligations of the Company enforceable against the Company in accordance with their respective terms.

          SECTION 6.4 Financial Statements. The annual and quarterly historical balance sheets and statements of operations that have been or shall hereafter be furnished to the Agent, the Issuing Bank or any Bank by or at the direction of the Company for the purposes of or in connection with this Agreement do and will present fairly the financial condition of the Persons involved as of the dates thereof and the results of their operations for the period(s) covered thereby, all in accordance with GAAP, consistently applied, unless otherwise noted therein.

          SECTION 6.5    Litigation and Contingent Liabilities.

               (a) No litigation (including, without limitation, derivative actions), arbitration proceedings, governmental proceedings or investigations or regulatory proceedings are pending or, to the best of its knowledge, threatened against the Company or any Material Subsidiary which in the Company's determination materially and adversely affects the Company's or such Material Subsidiary's business, operations or financial condition or the Company's ability to perform its obligations hereunder and under the Related Documents to which it is a party. In addition, to the best of the Company's knowledge, there are no inquiries, formal or informal, which give rise to such actions, proceedings or investigations.

               (b) The Company and, to the best of the Company's knowledge, each Material Subsidiary has obtained all licenses, permits, franchises and other governmental authorizations necessary to the ownership of its properties or to the conduct of its businesses, including without limitation all licenses, permits, franchises and other governmental authorizations required under all applicable Environmental Laws, a failure to obtain or violation of which in the Company's determination materially and adversely affects the Company's or such Material Subsidiary's business, operations or financial condition or the Company's ability to perform its obligations hereunder and under the Related Documents to which it is a party.

               (c) The Company does not have any material contingent liabilities required to be disclosed pursuant to GAAP that are not provided for or disclosed in the financial statements referred to in Section 6.4 hereof.

          SECTION 6.6 Employee Benefit Plans. To the best of the Company's knowledge, each Plan complies in all material respects with all applicable statutes and governmental rules and regulations (including, without limitation, the requirements of Section 401(a) of the Internal Revenue Code of 1986, as amended, to the extent that such Plan is intended to conform to that section) and during the 12-consecutive-month period prior to the Closing Date, (i) no Reportable Event has occurred and is continuing with respect to any Plan subject to Title IV of ERISA, (ii) neither the Company nor any ERISA Affiliate has withdrawn from any Plan subject to Title IV of ERISA or instituted steps to do so, (iii) no steps have been instituted to terminate any Plan subject to Title IV of ERISA, (iv) no contribution failure has occurred with respect to any Plan sufficient to give rise to a lien under Section 302(f) of ERISA, or (v) each Plan which is intended to be qualified pursuant to Section 401(a) of the Internal Revenue Code of 1986, as amended, has received a favorable determination letter. To the best of the Company's knowledge, no condition exists or event or transaction has occurred in connection with any Plan which would result in the incurrence by the Company or any ERISA Affiliate of any liability, fine or penalty, which in the Company's determination materially and adversely affects the Company's business, operations or financial condition, or the ability of the Company to perform its obligations hereunder and under the Related Documents to which it is a party. Neither the Company nor any ERISA Affiliate presently maintains, contributes to or, to the best of the Company's knowledge, has any liability (including current or potential withdrawal liability) with respect to any Multiemployer Plan. To the best of the Company's knowledge, neither the Company nor any ERISA Affiliate has any liability with respect to any funded or unfunded postretirement benefit for employees or former employees (including medical, health or life insurance) other than liability for continuation coverage described in
     Part 6 of Title I of ERISA.

          SECTION 6.7 Investment Company Act. The Company is not an "investment company" or a company "controlled" by an "investment company", within the meaning of the Investment Company Act of 1940, as amended.

          SECTION 6.8 Regulation U. The Company is not engaged principally, or as one of its important activities, in the business of extending credit for the purpose of purchasing or carrying Margin Stock.

          SECTION 6.9 Accuracy of Information. To the best of the Company's knowledge, all factual information heretofore or contemporaneously furnished by the Company to the Agent, the Issuing Bank or any Bank for purposes of or in connection with this Agreement or any transaction contemplated hereby is, and all other factual information hereafter furnished by the Company to the Agent, the Issuing Bank or any Bank will be, true and accurate in every material respect on the date as of which such information is dated or certified, and the Company has not knowingly omitted and will not knowingly omit any material fact it deems necessary to prevent such information from being false or misleading.

          SECTION 6.10 Labor Controversies. There are no labor controversies pending or threatened against the Company or any Material Subsidiary which in the Company's determination materially and adversely affect the Company's or such Material Subsidiary's business, operations or financial condition or the Company's ability to perform its obligations hereunder and under the Related Documents to which it is a party.

          SECTION 6.11 Tax Status. Except as set forth in Schedule 6.11 hereto, the Company and, to the best of the Company's knowledge, each Material Subsidiary, have made or filed all income and other tax returns, reports and declarations required by any jurisdiction to which it is subject, have paid all taxes, assessments and other charges shown or determined to be due on such returns, reports and declarations (other than those being diligently contested in good faith by appropriate proceedings), and have set aside adequate reserves against liability for taxes, assessments and charges applicable to periods subsequent to those covered by such returns, reports and declarations, a failure of which to file, to pay or to set aside in the Company's determination materially and adversely affects the Company's or such Material Subsidiary's business, operations or financial condition or the Company's ability to perform its obligations hereunder and under the Related Documents to which it is a party.

          SECTION 6.12 No Default. No event has occurred and no condition exists which, upon the execution and delivery of, or consummation of any transaction contemplated by, this Agreement or any Related Document, or upon the funding of any Loan or the issuance of any LC, will constitute an Event of Default. The Company and each Material Subsidiary have not received notice of default with respect to any other material agreement, security or contract, except those for which a default exists that is not capable of being cured with the payment of money or as to which a good faith dispute exists.

          SECTION 6.13 Compliance with Applicable Laws. The Company and, to the best of the Company's knowledge, each Material Subsidiary are in compliance with the requirements of all applicable laws, rules, regulations, and orders of all governmental authorities (Federal, state, local or foreign, and including, without limitation, Environmental Laws and Insurance Laws), a breach of which would in the Company's determination materially and adversely affect the Company's or such Material Subsidiary's business, operations or financial condition, or the ability of the Company to perform its obligations hereunder and under the Related Documents to which it is a party.

          SECTION 6.14 Insurance. The Company is in its sole determination, maintains adequate general liability, property and casualty insurance for its benefit under policies issued by insurers of recognized responsibility.

          SECTION 6.15 Solvency. After giving effect to the transactions contemplated hereby and by the Related Documents, the Company is not "insolvent", nor will the Company's incurrence of obligations to repay any Loan or to reimburse the Issuing Bank with respect to the Issuing Bank's honoring a draw under an LC render the Company "insolvent." For the purposes of this Section 6.15, a corporation is "insolvent" if (i) the "present fair salable value" (as defined below) of its assets is less than the amount that will be required to pay its probable liability on its existing debts and other liabilities (including contingent liabilities) as they become absolute and matured; (ii) the property of the Company constitutes unreasonably small capital for the Company to carry out its business as now conducted and as proposed to be conducted including the capital needs of the Company; (iii) the Company intends to, or believes that it will, incur debts beyond its ability to pay such debts as they mature (taking into account the timing and amounts of cash to be received by the Company and amounts to be payable on or in respect of debt of the Company), or the cash available to the Company after taking into account all other anticipated uses of the cash of the Company is anticipated to be insufficient to pay all such amounts on or in respect of debt of the Company when such amounts are required to be paid; or (iv) the Company believes that final judgments against the Company in actions for money damages will be rendered at a time when, or in an amount such that, the Company will be unable to satisfy any such judgments promptly in accordance with their terms (taking into account the maximum reasonable amount of such judgments in any such actions and the earliest reasonable time (as determined in the Company's best judgment) at which such judgments might be rendered), or the cash available to the Company after taking into account all other anticipated uses of the cash of the Company (including the payments on or in respect of debt referred to in clause (iii) of this
     Section 6.15), is anticipated to be insufficient to pay all such judgments promptly in accordance with their terms. For purposes of this Section 6.15, the following terms have the following meanings: (x) the term "debts" includes any legal liability, whether matured or unmatured, liquidated, absolute, fixed or contingent, (y) the term "present fair salable value" of the Company's assets means the amount which may be realized, within a reasonable time (as determined in the Company's best judgment), either through collection or sale of such assets at their regular market value and
     (z) the term "regular market value" means the amount which a capable and diligent businessman (as determined in the Company's best judgment) could obtain for the property in question within a reasonable time (as determined in the Company's best judgment) from an interested buyer who is willing to purchase under ordinary selling conditions (as determined in the Company's best judgment).

          SECTION 6.16 Use of Proceeds. The Company will use the proceeds of any Loans for general corporate purposes, including but not limited to financing future acquisitions and future working capital needs, including transactions with Affiliates.

          SECTION 6.17 Subsidiaries. The Company has no Subsidiaries except as listed on Schedule 6.17 hereto.


                                 SECTION 7
                                 COVENANTS

          Until the expiration or termination of each Bank's Commitment and thereafter until all Liabilities of the Company are paid in full and all LCs have expired or been terminated, the Company agrees that, unless at any time the Majority Banks (except with respect to such sections that expressly require the written consent of all of the Banks) shall otherwise expressly consent in writing, it will:

          SECTION 7.1 Reports, Certificates and Other Information. Furnish to the Agent, the Issuing Bank and each of the Banks:

          (a) Annual Report. On or before the ninetieth (90th) day after each of the Company's fiscal years, a copy of an unqualified annual consolidated audit report of the Company and its Subsidiaries, prepared in conformity with GAAP, duly certified by independent certified public accountants of recognized standing selected by the Company.

          (b) Interim Reports. On or before the forty-fifth (45th) day after the end of each of the first three quarters of each fiscal year of the Company, a copy of the unaudited financial statements of the Company prepared in a manner consistent with the financial statements referred to in Section 7.1(a) hereof, signed by an Authorized Officer and consisting of, at least, balance sheets as at the close of such quarter and statements of earnings for such quarter and for the period from the beginning of such fiscal year to the close of such quarter.

          (c) Statutory Statements. Promptly upon the filing thereof, copies of all Statutory Statements required to be filed by the Company and each Principal Insurance Subsidiary with or to the insurance commission or department of such Person's respective state of domicile.

          (d) Reports to SEC. Promptly upon the filing or making thereof, copies of each Form 10-K and Form 10-Q made by the Company with or to the Securities and Exchange Commission.

          (e) Certificates. Simultaneously with the furnishing of each annual statement and each quarterly statement provided for in this Section 7.1, a certificate of an Authorized Officer stating that (i) no Event of Default has occurred and is continuing, or, if there is any such event, setting forth the details thereof and the action that the Company is taking or proposes to take with respect thereto and (ii) that the Company either has funds or investments or has the ability to promptly obtain funds from its Subsidiaries, including, without limitation, by means of inter-corporate loans or advances from such Subsidiaries, dividends or other distributions from such Subsidiaries or purchases by such Subsidiaries of stock, other securities or assets of, or fees for services that are due and payable from, other Subsidiaries of the Company, in an amount not less than the sum of (A) the amount of all principal of and interest on all Loans outstanding, (B) the Aggregate Stated Amount of all LCs issued and outstanding and (C) the aggregate amount of all Reimbursement Obligations, and that the ability of the Company to promptly obtain such funds will not violate or result in the breach of any law, rule, regulation or order of any governmental authority (federal, state, local or foreign and including, without limitation, Insurance Laws).

          (f) Notice of Default, Litigation and ERISA Matters. Promptly upon learning of the occurrence of any of the following, written notice thereof which describes the same and the steps being taken by the Company with respect thereto: (i) the occurrence of an Event of Default, (ii) the institution of, or any adverse determination in, any litigation, arbitration proceeding or governmental proceeding in which any injunctive relief is sought or in which money damages in excess of $5,000,000 are sought, (iii) the occurrence of a material Reportable Event with respect to any Plan subject to Title IV of ERISA, (iv) the institution of any material steps by the Company, the PBGC or any other Person to terminate any Plan subject to Title IV of ERISA, (v) the institution of any material steps by the Company or any ERISA Affiliate to withdraw from any Plan subject to Title IV of ERISA which would result in material liability to the Company,
     (vi) the failure to make a material required contribution to any Plan if such failure is sufficient to give rise to a lien under Section 302(f) of ERISA, (vii) the taking of any material action with respect to a Plan which could result in the requirement that the Company furnish a bond or other security to the PBGC or such Plan, (viii) the occurrence of any event with respect to any Plan which could result in the incurrence by the Company of any liability, fine or penalty, which would in the Company's determination materially and adversely affect the Company's business, operations or financial condition or the ability of the Company to perform its obligations hereunder and under the Related Documents to which it is a party, or (ix) promptly after the incurrence thereof, notice of any material increase in the contingent liability of the Company with respect to any postretirement Plan benefits.

          (g) Other Information. Such other material information concerning the Company as the Agent, the Issuing Bank or any Bank may reasonably request from time to time.

          SECTION 7.2 Corporate Existence and Franchises. Except as otherwise expressly permitted in this Agreement, maintain and cause each Material Subsidiary to maintain in full force and effect its separate existence and all rights, licenses, leases and franchises reasonably necessary in the Company's sole discretion to the conduct of its and each Material Subsidiary's business.

          SECTION 7.3 Books, Records and Inspections. Maintain, and cause each Material Subsidiary to maintain, books and records in accordance with GAAP in all material respects, the Agent on behalf of the Banks to have access to the Company's books and records, and permit the Agent on behalf of the Banks, upon seven (7) days notice to the Company, to inspect the Company's properties and operations during normal business hours and at reasonable intervals, but no more frequently than semi-annually if no Event of Default has occurred.

          SECTION 7.4 Insurance. Maintain, and cause each Material Subsidiary to maintain, such insurance as may be required by law.

          SECTION 7.5 Taxes and Liabilities. Promptly pay, and cause each Material Subsidiary to pay, when due all taxes, duties, assessments and other liabilities (except such taxes, duties, assessments and other liabilities as the Company or such Material Subsidiary is diligently contesting in good faith and by appropriate proceedings; provided that the Company or such Material Subsidiary has provided for and is maintaining adequate reserves with respect thereto in accordance with GAAP), a failure of which to pay in the Company's determination materially and adversely affects the Company's or such Material Subsidiary's business, operations or financial condition or the Company's ability to perform its obligations hereunder and under the Related Documents to which it is a party.

          SECTION 7.6 Cash Flow Coverage. Maintain a ratio of (x) Available Cash Flow to (y) Debt Service Requirements equal to or greater than 1.10 to 1 at the end of each fiscal quarter of the Company and its Subsidiaries on a consolidated basis, such ratio to be calculated for the period of the four fiscal quarters ending on the most recent fiscal quarter end prior to the date of computation.

          SECTION 7.7 Net Worth. Nor permit the Net Worth of the Company to be less than $60,000,000 at any time.

          SECTION 7.8 Funds for Refinancing. Shall, at all times, either have funds or investments or have the ability to promptly obtain funds from its Subsidiaries, including, without limitation, by means of inter-corporate loans or advances from such Subsidiaries, dividends or other distributions from such Subsidiaries or purchases by such Subsidiaries of stock, other securities or assets of, or fees for services that are due and payable from, other Subsidiaries of the Company, in an amount at all times not less than the sum of (a) the amount of all principal of and interest on all Loans outstanding, (b) the Aggregate Stated Amount of all LCs issued and outstanding and (c) the aggregate amount of all Reimbursement Obligations, and the ability of the Company to promptly obtain such funds shall not violate or result in the breach of any law, rule, regulation or order of any governmental authority (federal, state, local or foreign and including, without limitation, Insurance Laws).

          SECTION 7.9 Indebtedness. Not incur or permit to exist any Indebtedness that by its terms or otherwise is senior in right of payment to the Liabilities, except (i) Indebtedness hereinafter incurred in connection with the acquisition of assets or property, which Indebtedness is secured by the assets or property so acquired, (ii) Indebtedness originally incurred under this Agreement and converted into term loan Indebtedness pursuant to such terms and subject to such documentation as is satisfactory to the Agent and the Majority Banks in such Majority Banks' reasonable discretion (provided, however, that no Bank shall, without its consent, be compelled to convert any Indebtedness owed to it and originally incurred under this Agreement into term loan Indebtedness) and (iii) Indebtedness in connection with Permitted Liens pursuant to Section 7.16.

          SECTION 7.10 Risk-Based Capital. Shall cause each Principal Insurance Subsidiary on an individual basis to maintain at all times Total Adjusted Capital equal to or greater than 260% of Authorized Control Level RBC.

          SECTION 7.11 Real Estate Concentration. Shall cause each Principal Insurance Subsidiary on an individual basis to maintain at all times a Real Estate Concentration Ratio of less than 50%.

          SECTION 7.12 Investment Quality. Shall cause each Principal Insurance Subsidiary on an individual basis to maintain at all times a ratio of (x) Non-Investment Grade Obligations to (y) Total Invested Assets to be less that 15%.

          SECTION 7.13   Intentionally Omitted.

          SECTION 7.14 Insurance Company Leverage Ratio. Shall cause (a) all Principal Insurance Subsidiaries on a combined basis to maintain at all times an aggregate Insurance Company Leverage Ratio of greater than 8.33%, and (b) each Principal Insurance Subsidiary on an individual basis to maintain at all times an Insurance Coverage Leverage Ratio of greater than 7.50%.

          SECTION 7.15   Intentionally Omitted.

          SECTION 7.16 Negative Pledge. Shall not permit any Principal Insurance Subsidiary to (a) create or permit to exist any Lien with respect to any assets or properties now owned or hereafter acquired by such Principal Insurance Subsidiary or (b) enter into or consent to any oral or written agreement or arrangement that prohibits or in any manner restricts any such Principal Insurance Subsidiary from creating, incurring, assuming or suffering to exist any Lien upon or with respect to any of such Principal Insurance Subsidiary's assets or properties or to assign or otherwise convey any right to receive income, except the following Liens ("Permitted Liens"): (i) purchase money security interests hereinafter incurred in connection with the acquisition of assets or property; (ii)

     Liens incurred in connection with the conversion of Indebtedness originally incurred under this Agreement into term loan Indebtedness pursuant to such terms and subject to such documentation as is satisfactory to the Agent and the Majority Banks in such Majority Banks' reasonable discretion (provided, however, that no Bank shall, without its consent, be compelled to convert any Indebtedness owed to it and originally incurred under this Agreement into term loan Indebtedness); (iii) Liens for taxes, assessments or governmental charges or levies on property of the Company if the same shall not at the time be delinquent or thereafter can be paid without penalty, or are being contested in good faith and by appropriate proceedings and as to which the Company shall have set aside on its books such reserves as are required by GAAP with respect to any such taxes, assessments or other governmental charges; (iv) Liens imposed by law, such as carriers', warehousemen's and mechanics' liens and other similar liens, which arise in the ordinary course of business with respect to obligations not yet due or being contested in good faith by appropriate proceedings and as to which the Company shall have set aside on its books such reserves as are required by GAAP with respect to any such Liens; (v) Liens arising out of pledges or deposits under insurance laws, worker's compensation laws, unemployment insurance, old age pensions, or other Social Security or retirement benefits, or similar legislation; (vi) Liens consisting of mortgages, deeds of trust, liens or security interests on any interest of the Company as sublessor under any sublease of property which solely secure obligations of the Company as the lessee of such property and extensions or renewals thereof; and (vii) Liens consisting of mortgages, deeds of trust or similar encumbrances that may be incurred by the Company or an Insurance Subsidiary of the Company in connection with the Company's or such Insurance Subsidiary's purchase or refinancing of the building and property located at 1750 Golf Road, Schaumburg, Illinois; provided, however, that promptly after the creation of any Lien of the type referred to in this subsection
     (vii), the Company shall provide to the Agent written notice of the creation of such Lien, describing the amount of the obligation secured thereby and the properties and assets subject to such Lien.

          SECTION 7.17 Change in Nature of Business. Not, and not permit the Company and its Material Subsidiaries as a whole to, make any material change in the nature of its business carried on as of the date first stated above, provided, however, the Company or any Material Subsidiary may make changes in the nature of its business provided that any such change made is related in any way to the medical or insurance businesses.

          SECTION 7.18 Depository Relationship. The Company shall maintain its primary depository and remittance relationship with the Banks.
     Pursuant to such primary depository and remittance relationship, the Company shall maintain with each Bank average available demand deposits equal to the amount needed to cover non-credit services provided by such Bank to the Company and its Subsidiaries, such amount to be determined according to the published fee schedules of such Bank. The Company agrees that if the amount of available demand deposits maintained by the Company with such Bank are insufficient to equal the amount needed to cover non-credit services provided by such Bank, then such Bank may charge the Company a deficiency fee sufficient to cover such non-credit services, such deficiency fee to be determined according to the published fee schedules of such Bank or the fees being charged to the Company at that time, whichever are less.

          SECTION 7.19 Employee Benefit Plans. Not permit, and not permit any ERISA Affiliate to permit, any condition to exist in connection with any Plan which might constitute grounds for the PBGC to institute proceedings to have such Plan terminated or a trustee appointed to administer such Plan; and not engage in, or permit to exist or occur, or permit any ERISA Affiliate to engage in, or permit to exist or occur, any other condition, event or transaction with respect to any Plan which would result in the incurrence by the Company or any ERISA Affiliate of any liability, fine or penalty, which in either case would in the Company's determination materially and adversely affect the Company's business, operations or financial condition, or the ability of the Company to perform its obligations hereunder and under the Related Documents to which it is a party.

          SECTION 7.20 Use of Proceeds. Not, and not permit any Subsidiary to, use or permit the direct or indirect use of any proceeds of or with respect to any Loan for the purpose, whether immediate, incidental or ultimate, of "purchasing or carrying" (within the meaning of Regulation U) Margin Stock.

          SECTION 7.21 Other Agreements. Not, and not permit any Material Subsidiary to, enter into any agreement containing any provision which would be violated or breached by the performance of the Company's obligations hereunder, under any Related Document or under any instrument or document delivered or to be delivered by the Company hereunder or thereunder or in connection herewith or therewith or which would violate or breach any provision hereof or thereof or of any such instrument or document.

          SECTION 7.22 Compliance with Applicable Laws. Comply, and cause each Material Subsidiary to comply, with the requirements of all applicable laws, rules, regulations, and orders of all governmental authorities (Federal, state, local or foreign, and including, without limitation, Environmental Laws and Insurance Laws), a breach of which would in the Company's determination materially and adversely affect the Company's or such Material Subsidiary's business, operations or financial condition, or which would impair the Company's ability to perform its obligations hereunder and under the Related Documents to which it is a party.

                                SECTION 7A
                         UNRESTRICTED SUBSIDIARIES

          SECTION 7A.1 Unrestricted Subsidiaries. The Company may, from time to time, by written notice to the Agent, a copy of which the Agent shall promptly deliver to each Bank, designate a Subsidiary as an Unrestricted Subsidiary (referred to herein as an "Unrestricted Subsidiary") provided that each of the following conditions is satisfied:

               (a) the proposed Unrestricted Subsidiary shall not be a Material Subsidiary existing on the Closing Date;

               (b) the aggregate Indebtedness of all Unrestricted Subsidiaries, including the Indebtedness of the proposed Unrestricted Subsidiary, shall not exceed $40,000,000;

               (c) If Loans made to the Company under this Agreement were used by the Company directly or indirectly to acquire the proposed Unrestricted Subsidiary, such Loans shall have been repaid by the Company pursuant to the terms hereof;

               (d) the proposed Unrestricted Subsidiary shall have no financial obligations, liabilities or dealings of any kind with the Company or any Material Subsidiary of the Company, except for (i) ordinary overhead allocations, (ii) marketing agreements, administration agreements and other agreements which the Company customarily enters into with its Subsidiaries so long as the terms of such agreements are no more favorable to the Company than the terms of agreements the Company enters into with its other Subsidiaries, and (iii) other customary inter-corporate dealings so long as the terms of such dealings are no more favorable to the Company than the terms of dealings the Company enters into with its other Subsidiaries; and

               (e) the proposed Unrestricted Subsidiary shall not have, permit to exist or incur any undertaking, indebtedness, obligation or other liability pursuant to which recourse may be made to the Company or any Material Subsidiary of the Company, and neither the Company nor any Material Subsidiary of the Company shall be or become a guarantor or surety of, or otherwise be or become responsible in any manner (whether by support agreement or agreement to purchase any obligations, stock, assets, goods or services, or to supply or advance any funds, assets, goods or services, or otherwise) with respect to any undertaking, indebtedness, obligation or other liability of such proposed Unrestricted Subsidiary; provided, however, that the proposed Unrestricted Subsidiary shall be permitted to engage in the types of transactions prohibited by this Section 7A.1(e), and the Company shall be permitted to provide guarantees and sureties, if the Company's obligations under such transactions, guaranties and sureties (i) are expressly subordinated to the Company's obligations under this Agreement and (ii) shall not exceed $2,000,000 in the aggregate for any one Unrestricted Subsidiary.

               SECTION 7A.2 Additional Unrestricted Subsidiaries. In addition to the Unrestricted Subsidiaries designated pursuant to Section 7A.1 above, the Company and the Majority Banks can agree to designate any Subsidiary as an Unrestricted Subsidiary. Any Indebtedness of an Unrestricted Subsidiary designated as such pursuant to this Section 7A.2 shall be excluded from the calculation of the aggregate Indebtedness permitted pursuant to Section 7A.1.

          SECTION 7A.3 Effectiveness of Designation. The designation by the Company of a Subsidiary as an Unrestricted Subsidiary shall become effective five (5) Business Days after the Company delivers a written notice of such designation to the Agent, which notice shall certify that all of the conditions set forth in Section 7A.1 have been satisfied with respect to such Unrestricted Subsidiary. The Agent shall promptly deliver to each Bank a copy of such notice.

          SECTION 7A.4 Effect of Designation. Other than for purposes of the financial statements referenced in Section 7.1 hereof, the assets, liabilities, Indebtedness, income, losses, cash flow, net worth, liens and other relevant amounts and factors concerning any Unrestricted Subsidiary shall be excluded from the computations referenced in Sections 7.6 and 7.9 of this Agreement and, to the extent applicable, the computations referenced in Sections 7.10 through 7.16, inclusive, of this Agreement, and the Unrestricted Subsidiaries shall not be subject to any of the other limitations or restrictions contained herein.

                                 SECTION 8
                  CONDITIONS TO MAKING LOANS AND ISSUING LCS

          Each Bank's obligation to make any Loan and the Issuing Bank's obligation to issue any LC is subject to the satisfaction of each of the following conditions precedent:

          SECTION 8.1 Initial Loans. Each Bank's obligation to make its initial Loan and the Issuing Bank's obligation to issue its initial LC is, in addition to the conditions precedent specified in Section 8.2, subject to the satisfaction of each of the following conditions precedent:

          (a) Fees and Expenses. The Company shall have paid all fees owed to the Agent, the Issuing Bank and each of the Banks and reimbursed the Agent, the Issuing Bank and each of the Banks for all expenses due and payable hereunder on or before the Closing Date including, but not limited to, ANB's counsel fees provided for in Section 10.4 to the extent such counsel shall have requested payment of such fees.

          (b) Documents. The Agent shall have received in sufficient copies for the Issuing Bank and each of the Banks all of the following, each duly executed and delivered and dated the Closing Date, in form and substance satisfactory to the Agent, the Issuing Bank and each Bank:

               (i) Agreement. This Agreement, executed by the Company, the Agent and each Bank.

              (ii) Note. Promissory Notes, substantially in the form of Exhibit A hereto, with appropriate insertions, issued to each Bank and executed by the Company.

             (iii) Resolutions. Certified copies of resolutions of the Company's Board of Directors authorizing the execution, delivery and performance of this Agreement and the Related Documents to which the Company is a party and any other documents provided for herein or therein to be executed by the Company.

              (iv) Consents. Certified copies of all documents evidencing any necessary corporate action, consents and governmental approvals, if any, with respect to this Agreement, the Related Documents, and any other documents provided for herein or therein to be executed by the Company.

               (v) Incumbency and Signatures. A certificate of the Secretary or an Assistant Secretary of the Company certifying the names of the officer or officers of the Company authorized to sign this Agreement and the Related Documents to which the Company is a party and any other documents provided for herein or therein to be executed by the Company, together with a sample of the true signature of each such officer. Each Bank may conclusively rely on each such certificate until formally advised by a like certificate of any changes therein.

              (vi) Opinion of Counsel. Opinion of counsel to the Company in form and substance reasonably satisfactory to the Agent.

             (vii) Constitutive Documents. Certified copies of the Company's articles of incorporation and by-laws.

            (viii) Good Standing Certificates. Certificates of good standing for the Company in Delaware and Illinois and a certificate of the insurance commissioner or similar official of the jurisdiction of incorporation of each Principal
          Insurance Subsidiary as to the good standing of such Principal Insurance Subsidiary.

              (ix) Other. Such other documents as the Agent, the Issuing Bank or any Bank may reasonably request.

          SECTION 8.2 All Loans and LCs. Each Bank's obligation to make its initial Loan and each subsequent Loan, including the obligation of such Bank to convert or continue any Loan pursuant to Section 2.4 hereof, and the Issuing Bank's obligation to issue the initial LC and each subsequent LC, or any extension or amendment thereof, is subject to the following conditions precedent that:

               (a) No Default, etc. (i) No Event of Default shall have occurred and be continuing or will result from the making of such Loan or the issuance of such LC, and (ii) the Company's representations and warranties contained in Section 6 shall be true and correct as of the date of such requested Loan or LC with the same effect as though made on the date thereof (except to the extent such representations and warranties expressly refer to an earlier date, in which case they shall be true and correct as of such earlier date).

               (b) Notice. The Agent shall have received a Notice of Borrowing pursuant to and in accordance with the provisions of Section 2.3 hereof or a Notice of Conversion/Continuation pursuant to and in accordance with the provisions of Section 2.4 hereof, as the case may be.


                                 SECTION 9
                    EVENTS OF DEFAULT AND THEIR EFFECT

          SECTION 9.1 Events of Default. Each of the following shall constitute an Event of Default under this Agreement following the expiration of any applicable notice or cure period:

               (a) Nonpayment of the Loan. Default in the payment when due of the principal of or interest on any Loan, or the payment when due of any fees or any other amounts payable by the Company hereunder and continuance of such default for five (5) Business Days after the applicable due date.

               (b) Nonpayment of Other Indebtedness. Default in the payment when due (subject to any applicable grace period), whether by acceleration or otherwise, of any other Indebtedness of, or guaranteed by, the Company or any Material Subsidiary if the aggregate amount of any such other Indebtedness that is accelerated or due and payable, or that may be accelerated or otherwise become due and payable, by reason of such default is $5,000,000 or more, or default in the performance or observance of any obligation or condition with respect to any such other Indebtedness if the effect of such default is to accelerate the maturity of any such Indebtedness or cause any of such Indebtedness of $5,000,000 or more to be prepaid, purchased or redeemed or to permit the holder or holders thereof, or any trustee or agent for such holders, to cause such Indebtedness of $5,000,000 or more to become due and payable prior to its expressed maturity or to cause such Indebtedness of $5,000,000 or more to be prepaid, purchased or redeemed.

               (c) Bankruptcy or Insolvency. The Company becomes insolvent or generally fails to pay, or admits in writing its general inability to pay, debts as they become due; or the Company applies for, consents to, or acquiesces in the appointment of, a trustee, receiver or other custodian for the Company, or any property thereof, or makes a general assignment for the benefit of creditors; or, in the absence of such application, consent or acquiescence, a trustee, receiver or other custodian is appointed for the Company or for a substantial part of the property thereof and is not discharged within 60 days; or any bankruptcy, reorganization, debt arrangement, or other case or proceeding under any bankruptcy or insolvency law, or any dissolution or liquidation proceeding, is commenced in respect of the Company, and if such case or proceeding is not commenced by the Company, it is consented to or acquiesced in by the Company or remains for 60 days undismissed; or the Company takes any corporate action to authorize, or in furtherance of, any of the foregoing or the insurance commission or department of any Principal Insurance Subsidiary's state of domicile takes any action against such Principal Insurance Subsidiary or the Company in connection with any of the foregoing.

               (d) Specified Noncompliance with this Agreement. Failure by the Company to comply with or to perform under Section 7.2 (only with respect to the maintenance of the existence of the Company), Sections 7.6 through 7.16, inclusive, and Section 7.21 hereunder and continuance of such failure for five (5) Business Days after (i) written notice thereof to the Company from the Agent or (ii) any Authorized Officer of the Company knew or should have known of such failure to comply or perform; provided, however, that, with respect to the failure by the Company to comply with or to perform under Sections 7.10 through 7.14, inclusive, the continuance of such failure shall be extended from five (5) Business Days to thirty (30) days if the Agent receives written notice from the Company prior to the expiration of such five (5) Business Day period that such failure is curable within such thirty (30) day period.

               (e) Other Noncompliance with this Agreement. Failure by the Company to comply with or to perform any provision of this Agreement (and not constituting an Event of Default under any of the other provisions of this Section 9) and continuance of such failure for sixty (60) days after (i) written notice thereof to the Company from the Agent or (ii) any Authorized Officer of the Company knew of such failure to comply or perform.

               (f) Representations and Warranties. Any representation or warranty made by the Company herein or in any Related Document is breached in any material respect or is known by the Company to have been false or misleading in any material respect when given, or any schedule, certificate, financial statement, report, notice, or other writing furnished by the Company to the Agent, the Issuing Bank or any Bank is known by the Company to have been false or misleading in any material respect on the date as of which the facts therein set forth are stated or certified.

               (g) Employee Benefit Plans. (i) Institution by the PBGC, the Company or any ERISA Affiliate of steps to terminate a Plan subject to Title IV of ERISA if as a result of such termination, the Company or any ERISA Affiliate would be required to make a material contribution to such Plan, or would incur a material liability or obligation to such Plan;
     (ii) occurrence of a contribution failure with respect to any Plan sufficient to give rise to a lien under Section 302(f) of ERISA, or (iii) incurrence of any material liability (including current or potential withdrawal liability) by the Company or any ERISA Affiliate with respect to any Multiemployer Plan.

               (h) Judgments. There shall be entered against the Company one or more final unappealable judgments or decrees in excess of $5,000,000 in the aggregate at any one time outstanding for the Company, excluding those judgments or decrees (i) that shall have been stayed, vacated or bonded,
     (ii) that shall have been outstanding less than 30 days from the entry thereof, (iii) for and to the extent to which the Company is insured and with respect to which the insurer specifically has determined that it shall assume responsibility in writing or (iv) for and to the extent to which the Company is otherwise indemnified if the terms of such indemnification are satisfactory to the Majority Banks.

          SECTION 9.2 Effect of Event of Default. If any Event of Default described in Section 9.1(c) shall occur, the Commitments (if they have not theretofore terminated) shall immediately terminate and all Loans, the Notes and all other Liabilities shall become immediately due and payable, all without presentment, demand or notice of any kind, all of which, except as expressly set forth herein, are hereby expressly waived by the Company; and, in the case of any other Event of Default, the Agent shall, at the request of, or may, with the consent of, the Majority Banks, by written notice to the Company, declare the Commitments (if they have not theretofore terminated) to be terminated and all Loans, the Notes and all other Liabilities to be due and payable, whereupon such Loans, the Notes and all other Liabilities shall become immediately due and payable, all without presentment, demand or notice of any kind, all of which, except as expressly set forth herein, are hereby expressly waived by the Company.


                                 SECTION 9A
                                 THE AGENT

          SECTION 9A.1 Appointment and Authorization. Each Bank hereby appoints, designates and authorizes the Agent to take such action on its behalf under the provisions of this Agreement and each other Related Document and to exercise such powers and perform such duties as are expressly delegated to it by the terms of this Agreement or any other Related Document, together with such powers as are reasonably incidental thereto. Notwithstanding any provision to the contrary contained elsewhere in this Agreement or in any other Related Document, the Agent shall not have any duties or responsibilities, except those expressly set forth herein, nor shall the Agent have or be deemed to have any fiduciary relationship with any Bank, and no implied covenants, functions, responsibilities, duties, obligations or liabilities shall be read into this Agreement or any other Related Document or otherwise exist against the Agent.

          SECTION 9A.2 Delegation of Duties. The Agent may execute any of its duties under this Agreement or any other Related Document by or through agents, employees or attorneys-in-fact and shall be entitled to advice of counsel concerning all matters pertaining to such duties. The Agent shall not be responsible for the negligence or misconduct of any agent or attorney-in-fact that it selects with reasonable care.

          SECTION 9A.3 Liability of Agent. None of the Agent-Related Persons shall (i) be liable to any Bank for any action taken or omitted to be taken by any of them under or in connection with this Agreement or any other Related Document (except for its own gross negligence or willful misconduct) or (ii) be responsible in any manner to any of the Banks for any recital, statement, representation or warranty made by the Company or any officer thereof contained in this Agreement or in any other Related Document, or in any certificate, report, statement or other document referred to or provided for in, or received by the Agent under or in connection with, this Agreement or any other Related Document, or the validity, effectiveness, genuineness, enforceability or sufficiency of this

     Agreement or any other Related Document, or for any failure of the Company to perform its obligations hereunder or under any Related Document. No Agent-Related Person shall be under any obligation to any Bank to ascertain or to inquire as to the observance or performance of any of the agreements contained in, or conditions of, this Agreement or any other Related Document, or to inspect the properties, books or records of the Company or any of the Company's Subsidiaries or Affiliates.

          SECTION 9A.4   Reliance by Agent.

               (a) The Agent shall be entitled to rely, and shall be fully protected in relying, upon any writing, resolution, notice, consent, certificate, affidavit, letter, telegram, facsimile, telex or telephone message, statement or other document or conversation believed by it to be genuine and correct and to have been signed, sent or made by the proper Person or Persons, and upon advice and statements of legal counsel, independent accountants and other experts selected by the Agent. The Agent shall be fully justified in failing or refusing to take any action under this Agreement or any other Related Document unless it shall first receive such advice or concurrence of the Majority Banks as it deems appropriate and, if it so requests, it shall first be indemnified to its satisfaction by the Banks (to the extent not indemnified by the Company) against any and all liability and expense that may be incurred by it by reason of taking or continuing to take any such action. The Agent shall in all cases be fully protected in acting, or in refraining from acting, under this Agreement or any other Related Document in accordance with a request or consent of the Majority Banks (or, when expressly required hereby, all the Banks) and such request and any action taken or failure to act pursuant thereto shall be binding upon all of the Banks.

               (b) For purposes of determining compliance with the conditions specified in Section 8.1, each Bank that has executed this Agreement shall be deemed to have consented to, approved or accepted or to be satisfied with each document or other matter either sent by the Agent to such Bank for consent, approval, acceptance or satisfaction, or required thereunder to be consented to or approved by or acceptable or satisfactory to such Bank.

          SECTION 9A.5 Notice of Default. The Agent shall not be deemed to have knowledge or notice of the occurrence of any Event of Default, except with respect to defaults in the payment of principal, interest and fees required to be paid to the Agent for the account of the Banks, unless the Agent shall have received written notice from a Bank or the Company referring to this Agreement, describing such Event of Default and stating that such notice is a "notice of default". In the event that the Agent receives such a notice, the Agent shall promptly give notice thereof to the Banks. The Agent shall take such action with respect to such Event of Default as shall be requested by the Majority Banks in accordance with
     Section 9; provided, however, that unless and until the Agent shall have received any such request, the Agent may (but shall not be obligated to) take such action, or refrain from taking such action, with respect to such Event of Default as it shall deem advisable or in the best interest of the

     Banks.

          SECTION 9A.6 Credit Decision. Each Bank expressly acknowledges that none of the Agent-Related Persons has made any representation or warranty to it and that no act by the Agent hereinafter taken, including any review of the affairs of the Company and its Subsidiaries shall be deemed to constitute any representation or warranty by the Agent to any Bank. Each Bank represents to the Agent that it has, independently and without reliance upon the Agent and based on such documents and information as it has deemed appropriate, made its own appraisal of and investigation into the business, prospects, operations, property, financial and other condition and creditworthiness of the Company and its Subsidiaries, and all applicable bank regulatory laws relating to the transactions contemplated thereby, and made its own decision to enter into this Agreement and extend credit to the Company hereunder. Each Bank also represents that it will, independently and without reliance upon the Agent and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit analysis, appraisals and decisions in taking or not taking action under this Agreement and the other Related Documents, and to make such investigations as it deems necessary to inform itself as to the business, prospects, operations, property, financial and other condition and creditworthiness of the Company and its Subsidiaries. Except for notices, reports and other documents expressly herein required to be furnished to the Banks by the Agent, the Agent shall not have any duty or responsibility to provide any Bank with any credit or other information concerning the business, prospects, operations, property, financial and other condition or creditworthiness of the Company and its Subsidiaries that may come into the possession of any of the Agent-Related Persons.

          SECTION 9A.7 Indemnification. Whether or not the transactions contemplated hereby shall be consummated, the Banks shall indemnify upon demand the Agent-Related Persons (to the extent not reimbursed by or on behalf of the Company and without limiting the obligation of the Company to do so), ratably from and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses and disbursements of any kind whatsoever that may at any time (including at any time following the repayment of the Loans and reimbursement of the LCs and the termination or resignation of the related Agent) be imposed on, incurred by or asserted against any such Person in any way relating to or arising out of this Agreement or any document contemplated by or referred to herein or the transactions contemplated hereby or any action taken or omitted by any such Person under or in connection with any of the foregoing; provided, however, that no Bank shall be liable for the payment to any Agent-Related Person of any portion of such liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements resulting from any Agent-Related Person's gross negligence or willful misconduct. Without limitation of the foregoing, each Bank shall reimburse the Agent upon demand for its ratable share of any costs or out-of-pocket expenses (including attorney costs) incurred by the Agent in connection with the administration, modification, amendment or enforcement (whether through negotiations, legal proceedings or otherwise) of, or legal advice in respect of rights or responsibilities under, this Agreement, any other Related Document, or any document contemplated by or referred to herein to the extent that the Agent is not reimbursed for such expenses by or on behalf of the Company. The obligation of the Banks in this Section shall survive the payment of all Obligations hereunder.

          SECTION 9A.8 Agent in Individual Capacity. ANB and its Affiliates may make loans to, issue letters of credit for the account of, accept deposits from, acquire equity interests in and generally engage in any kind of banking, trust, financial advisory or other business with the Company and its Subsidiaries and Affiliates as though ANB were not the Agent hereunder and without notice to or consent of the Banks. With respect to its Loans, ANB shall have the same rights and powers under this Agreement as any other Bank and may exercise the same as though it were not the Agent, and the terms "Bank" and "Banks" shall include ANB in its individual capacity.

          SECTION 9A.9 Successor Agent. The Agent may resign as Agent upon 30 days' notice to each of the Banks and the Company. If the Agent shall resign as Agent under this Agreement, the Majority Banks shall appoint from among the Banks a successor agent for the Banks which successor agent shall be approved by the Company, which consent shall not be unreasonably withheld. If no successor agent is appointed prior to the effective date of the resignation of the Agent, the Agent may appoint, after consulting with the Banks and the Company, a successor agent from among the Banks. Upon the acceptance of its appointment as successor agent hereunder, such successor agent shall succeed to all the rights, powers and duties of the retiring Agent and the term "Agent" shall mean such successor agent and the Agent's appointment, powers and duties as Agent shall be terminated. After any retiring Agent's resignation hereunder as Agent, the provisions of this
     Section 9A and Sections 10.4 and 10.5 shall inure to its benefit as to any actions taken or omitted to be taken by it while it was Agent under this Agreement. Notwithstanding the foregoing, the Agent's resignation shall not be effective until a successor agent is appointed and such successor agent accepts such appointment as successor agent hereunder.


                                 SECTION 10
                                  GENERAL

          SECTION 10.1 Amendments and Waivers. No amendment or waiver of any provision of this Agreement or any other Related Document, and no consent with respect to any departure by the Company therefrom, shall be effective unless the same shall be in writing and signed by the Majority Banks, acknowledged by the Agent, and, in the case of amendments, signed by the Company, and then any such waiver shall be effective only in the specific instance and for the specific purpose for which given; provided, however, that no such waiver, amendment, or consent shall, unless in writing and signed by all the Banks, acknowledged by the Agent, and, in the case of an amendment, signed by the Company, do any of the following:

               (a) increase or extend the Commitment of any Bank (or reinstate any Commitment terminated pursuant to Section 2.9) or subject any Bank to any additional obligations;

               (b) postpone or delay any date fixed for any payment of principal, interest, fees or other amounts due to the Banks (or any of them) hereunder or under any other Related Document;

               (c) reduce the principal of, or the rate of interest specified herein on any Loan, or of any fees or other amounts payable hereunder or under any other Related Document;

               (d) change the percentage of the Commitments which shall be required for the Banks or any of them to take action hereunder; or

               (e) amend this Section 10.1 or any provision providing for consent or other action by all Banks; and, provided further, that no amendment, waiver or consent shall, unless in writing and signed by the Agent in addition to the Majority Banks or all the Banks, as the case may be, affect the rights or duties of the Agent under this Agreement or any other Related Document.

          SECTION 10.2 Notices. All notices hereunder shall be in writing. Notices given by mail shall be deemed to have been given (i) five Business Days after the date sent if sent by registered or certified mail, postage prepaid, (ii) the next Business Day if sent by overnight delivery service,
     (iii) the day sent if sent by telecopy or telex if sent prior to 5:00 p.m. local time on a Business Day, otherwise the following day, or (iv) the day delivered if sent by personal messenger, and:

               (a) if to the Company, addressed to the Company at its address shown below its signature hereto;

               (b) if to the Agent, addressed to the Agent at the address shown below its signature hereto; or

               (c) if to a Bank, addressed to such Bank at the address shown below its signature hereto;

               or in the case of any party, such other address as such party, by written notice received by the other parties to this Agreement, may have designated as its address for notices.

          SECTION 10.3 Accounting Terms; Computations. All accounting terms used herein and not expressly defined in this Agreement shall have the respective meanings given to them in accordance with GAAP as in effect on the Closing Date. Where the character or amount of any asset or liability or item of income or expense is required to be determined, or any consolidation or other accounting computation is required to be made, for purposes of this Agreement such determination or calculation shall, to the extent applicable and except as otherwise specified in this Agreement or agreed to in writing by the Majority Banks, be made in accordance with GAAP as then in effect.

          SECTION 10.4   Costs, Expenses and Taxes.

               (a) The Company agrees to pay within thirty (30) days after demand by ANB (including in its capacity as Agent) all of ANB's (including in its capacity as Agent) reasonable out-of-pocket costs and expenses (including the reasonable fees and out-of-pocket expenses of ANB's counsel) in connection with the preparation, execution and delivery of this Agreement, the Related Documents and all other instruments or documents provided for herein or delivered or to be delivered hereunder or in connection herewith (including, without limitation, all amendments, supplements and waivers executed and delivered pursuant hereto or in connection herewith).

               (b) The reasonable costs and expenses which the Agent (on behalf of itself, the Issuing Bank and all other Banks) incurs in any manner or way with respect to the following shall be part of the Liabilities, payable by the Company within thirty (30) days after demand if at any time after the date of this Agreement the Agent (on behalf of itself, the Issuing Bank and all other Banks): (i) reasonably employs counsel for advice or other representation (A) to represent the Agent (on behalf of itself, the Issuing Bank and all other Banks) in any litigation, contest, dispute, suit or proceeding or to commence, defend or intervene or to take any other action in or with respect to any litigation, contest, dispute, suit or proceeding (whether instituted by the Agent, the Issuing Bank, such Bank, any other Bank, the Company or any other Person) in any way or respect relating to this Agreement or the Related Documents, (B) to enforce any of the Agent's, the Issuing Bank's or any such Bank's rights with respect to the Company under this Agreement and the Related Documents; and/ or (ii) reasonably seeks to enforce or enforces any of the Agent's, the Issuing Bank's or any such Bank's rights and remedies with respect to the Company under this Agreement and the Related Documents; provided, however, that notwithstanding the foregoing, if the interests of the Issuing Bank or any Bank conflict with the interests of such other Bank as determined by the Issuing Bank or such Bank, as the case may be, then the reasonable costs and expenses incurred by the Issuing Bank or such Bank, as the case may be, in respect of the foregoing shall be payable by the Company within thirty (30) days after demand by the Issuing Bank or such Bank, as the case may be.

               (c)  All of the Company's obligations provided for in this
     Section 10.4 shall be Liabilities of the Company hereunder.

          SECTION 10.5 Indemnification. In consideration of the Agent's, the Issuing Bank's and each Bank's execution and delivery of this Agreement and each Bank's agreement to extend its Commitment and to make and maintain Loans and the Issuing Bank's commitment to issue LCs, the Company hereby agrees to indemnify, exonerate and hold the Agent, the Issuing Bank and each Bank and each of its officers, directors, employees and agents (herein collectively called the "Bank Parties" and individually called a "Bank Party") free and harmless from and against any and all actions, causes of action, suits, losses, costs (including, without limitation, all documentary or other stamp taxes or duties), liabilities and damages, and expenses in connection therewith (irrespective of whether such Bank Party is a party to the action for which indemnification hereunder is sought) (the "Indemnified Liabilities"), including, without limitation, reasonable attorneys' fees and disbursements, incurred by such Bank Parties or any of them as a result of, or arising out of, or relating to (except for such Indemnified Liabilities arising on account of such Bank Party's gross negligence or willful misconduct):

               (a) any transaction financed or to be financed in whole or in part, directly or indirectly, with the proceeds of any Loan or LC;

               (b) the execution, delivery, performance, administration or enforcement of this Agreement and the Related Documents in accordance with their respective terms by any of such Bank Parties;

               (c) any misrepresentation or breach of any representation or warranty or covenant herein by the Company.

     If and to the extent that the foregoing agreements described in this
     Section 10.5 may be unenforceable for any reason, the Company hereby agrees to make the maximum contribution to the payment and satisfaction of each of the Indemnified Liabilities which is permissible under applicable law.

          SECTION 10.6 Captions and References. The recitals to this Agreement (except for definitions) and the section captions used in this Agreement are for convenience only, and shall not affect the construction of this Agreement.

          SECTION 10.7 No Waiver; Cumulative Remedies. No failure to exercise and no delay in exercising, on the part of the Agent, the Issuing Bank or any Bank, any right, remedy, power or privilege hereunder, shall operate as a waiver thereof; nor shall any single or partial exercise of any right, remedy, power or privilege hereunder preclude any other or further exercise thereof or the exercise of any other right, remedy, power or privilege.

          SECTION 10.8 Governing Law; Jury Trial; Severability. This Agreement and each Note shall be a contract made under and governed by the laws of the State of Illinois, without regard to conflict of laws principles. Wherever possible, each provision of this Agreement shall be interpreted in such manner as to be effective and valid under applicable law, but if any provision of this Agreement shall be prohibited by or invalid under such law, such provision shall be ineffective only to the extent of such prohibition or invalidity, without invalidating the remainder of such provision or the remaining provisions of this Agreement. All obligations of the Company and rights of the Agent, the Issuing Bank and any Bank, which obligations and rights are described herein or in the
     Note issued to such Bank, shall be in addition to and not in limitation of those provided by applicable law.

          THE COMPANY HEREBY IRREVOCABLY WAIVES ANY RIGHT TO TRIAL BY JURY IN ANY ACTION OR PROCEEDING (i) TO ENFORCE OR DEFEND ANY RIGHTS UNDER OR IN CONNECTION WITH THIS AGREEMENT, THE RELATED DOCUMENTS, ANY LOAN, ANY LC OR

     ANY AMENDMENT, INSTRUMENT, DOCUMENT OR AGREEMENT DELIVERED OR WHICH MAY IN THE FUTURE BE DELIVERED IN CONNECTION HEREWITH OR THEREWITH, OR
     (ii) ARISING FROM ANY DISPUTE OR CONTROVERSY IN CONNECTION WITH OR RELATED TO THIS AGREEMENT, THE RELATED DOCUMENTS, ANY LOAN, ANY LC, OR ANY SUCH AMENDMENT, INSTRUMENT, DOCUMENT OR AGREEMENT, AND AGREES THAT ANY SUCH ACTION OR COUNTERCLAIM SHALL BE TRIED BEFORE A COURT AND NOT BEFORE A JURY.


     ____________________
     Agreed and Acknowledged by the Company

          THE COMPANY IRREVOCABLY AGREES THAT, SUBJECT TO THE AGENT'S, THE ISSUING BANK'S AND EACH BANK'S SOLE AND ABSOLUTE ELECTION, ANY ACTION OR PROCEEDING IN ANY WAY, MANNER OR RESPECT ARISING OUT OF THIS AGREEMENT, THE RELATED DOCUMENTS, ANY LOAN, ANY LC OR ANY AMENDMENT, INSTRUMENT, DOCUMENT OR AGREEMENT DELIVERED OR WHICH MAY IN THE FUTURE BE DELIVERED IN CONNECTION HEREWITH OR THEREWITH, OR ARISING FROM ANY DISPUTE
     OR CONTROVERSY ARISING IN CONNECTION WITH OR RELATED TO THIS AGREEMENT, THE RELATED DOCUMENTS, ANY LOAN, ANY LC OR ANY SUCH AMENDMENT, INSTRUMENT, DOCUMENT OR AGREEMENT SHALL BE LITIGATED IN THE COURTS HAVING SITUS WITHIN THE CITY OF CHICAGO, THE STATE OF ILLINOIS, AND THE COMPANY HEREBY CONSENTS AND SUBMITS TO THE JURISDICTION OF ANY LOCAL, STATE OR FEDERAL COURT LOCATED WITHIN SUCH CITY AND STATE. THE COMPANY HEREBY WAIVES ANY RIGHT IT MAY HAVE TO TRANSFER OR CHANGE THE VENUE OF ANY LITIGATION BROUGHT AGAINST THE COMPANY BY THE AGENT, THE ISSUING BANK OR ANY BANK IN ACCORDANCE WITH THIS SECTION 10.8.

          SECTION 10.9 Counterparts. This Agreement and any amendment or supplement hereto or any waiver or consent granted in connection herewith may be executed in any number of counterparts and by the different parties on separate counterparts and each such counterpart shall be deemed to be an original, but all such counterparts shall together constitute but one and the same Agreement.

          SECTION 10.10 Successors and Assigns. Subject to Section 10.12, this Agreement shall be binding upon the Company, each Bank and their respective successors and assigns, and shall inure to the benefit of the Company, each Bank and each Bank's successors and assigns. The Company shall have no right to assign its rights or delegate its duties under this Agreement.

          SECTION 10.11 Prior Agreements. The terms and conditions set forth in this Agreement shall supersede all prior negotiations, agreements, discussions, correspondence, memoranda and understandings (whether written or oral) of the Company and the Agent, the Issuing Bank and any Bank concerning or relating to the subject matter of this Agreement (including, without limitation, the terms set forth in the proposal letter dated October 20, 1993 issued by the Banks to Mr. Peter W. Nauert).

          SECTION 10.12 Assignments; Participations. (a) Each Bank shall have the right to assign, with the written consent of the Company, which shall not be unreasonably withheld, to any Affiliate of such Bank and to one or more banks or other financial institutions, all or a portion of its rights and obligations under this Agreement (including, without limitation, all or a portion of its Commitment, the Loans, the LCs and the Note issued to such
     Bank) and the Related Documents. For purposes of this Section, it shall not be unreasonable for the Company to withhold its consent to a proposed assignee if, as a result of such proposed assignment, any one Bank's Commitment Percentage would be in excess of fifty percent (50%) or there would be more than six (6) banks or financial institutions party to this Agreement. Upon any such assignment, (x) the assignee shall become a party hereto and, to the extent of such assignment, have all rights and obligations of such Bank hereunder and under the Related Documents and
     (y) such Bank shall, to the extent of such assignment, relinquish its rights and be released from its obligations hereunder and under the Related Documents. The Company hereby agrees to execute and deliver such documents, and to take such other actions, as such Bank may reasonably request to accomplish the foregoing. Upon such assignment, this Agreement shall be deemed to be amended to the extent, but only to the extent, necessary to reflect the addition of the assignee and the resulting adjustment of the Commitments arising therefrom. The Commitment allocated to each assignee shall reduce such Commitment of the assigning Bank pro tanto.

               (b) In addition to the assignments permitted in clause (a) of this Section 10.12, each Bank and any assignee pursuant to clause (a) above shall have the right with the written consent of the Company to grant participations to one or more banks or other financial institutions in or to its Commitment, any Loan, any LC, the Related Documents, and the Note held by such Bank or such assignee, provided that (i) each Bank's obligations under this Agreement shall remain unchanged and (ii) the Company and the Agent shall continue to deal solely and exclusively with such Bank. No holder of a participation in all or any part of a Commitment, the Loans, the LCs, the Related Documents, or any Note shall have any rights under this Agreement; provided, however, that, to the extent permitted by applicable law, each holder of a participation shall have the same rights as each Bank under Section 5.3.

               (c) The Company hereby consents to the disclosure of any information obtained in connection herewith (i) by each Bank, to any bank or other financial institution which is an assignee or potential assignee with respect to which the Company has given its written consent pursuant to clause (a) above, and (ii) by each Bank and any assignee pursuant to clause (a) above, to any bank or other financial institution which is a participant or potential participant with respect to which the Company has given its written consent pursuant to clause (b) above, it being understood that each Bank and each assignee shall advise any such bank or other financial institution of its obligation to keep confidential any nonpublic information disclosed to it pursuant to this Section 10.12.

          SECTION 10.13 Confidentiality. Each Bank agrees to take normal and reasonable precautions and exercise due care to maintain the confidentiality of all information provided to it by the Company, or by the Agent on the Company's behalf, in connection with this Agreement or any other Related Document, and neither it nor any of its Affiliates shall use any such information for any purpose or in any manner other than pursuant to the terms contemplated by this Agreement, except to the extent such information (i) was or becomes generally available to the public other than as a result of a disclosure by such Bank, or (ii) was or becomes available on a non-confidential basis from a source other than the Company, provided that such source is not bound by a confidentiality agreement with the Company known to such Bank; provided, further, however, that any Bank may disclose such information (A) at the request or pursuant to any requirement of any governmental or regulatory authority to which such Bank is subject or in connection with an examination of such Bank by any such authority;
     (B) pursuant to subpoena or other court process, provided that, if it is lawful to do so, such Bank shall give prompt notice to the Company of service thereof so that the Company may seek a protective order or other appropriate remedy or waive compliance with the provisions of this Section 10.13; (C) when required to do so in accordance with the provisions of any applicable requirement of law; (D) to the extent reasonably required in connection with any litigation or proceeding to which the Agent, any Bank or their respective Affiliates may be party, (E) to the extent reasonably required in connection with the exercise of any remedy hereunder or under any other Related Document, and (F) to such Bank's independent auditors and other professional advisors.

          SECTION 10.14 Notification of Addresses, Etc. Each Bank shall notify the Agent in writing of any changes in the address to which notices to such Bank should be directed, of payment instructions in respect of all payments to be made to it hereunder and of such other administrative information as the Agent shall reasonably request.

          IN WITNESS WHEREOF, the Company, the Agent, and each Bank have caused this Agreement to be executed and delivered as of the day and year first above written.

                                   THE COMPANY:

                                        PIONEER FINANCIAL SERVICES, INC.


                                        By:  /s/ Val Rajic
                                        Title:  Vice President

                                        1750 Golf Road
                                        Schaumburg, Illinois 60101
                                        Attention:  David Vickers
                                                    Val Rajic
                                        Telephone:  (708) 995-0400
                                        Telecopy:   (708) 413-7195

                                        THE AGENT:

                                        AMERICAN NATIONAL BANK AND TRUST
                                             COMPANY OF CHICAGO


                                        By /s/ Arthur Murray
                                            Vice President

                                        33 North LaSalle Street
                                        Chicago, Illinois 60690
                                        Attention:  Arthur W. Murray
                                        Telephone:  (312) 661-7298
                                        Telecopy:   (312) 661-6929

                                        THE BANKS:

     COMMITMENT:                        AMERICAN NATIONAL BANK AND TRUST
     $9,000,000                              COMPANY OF CHICAGO


                                        By /s/ Arthur Murray
                                            Vice President

                                        33 North LaSalle Street
                                        Chicago, Illinois 60690
                                        Attention:  Arthur W. Murray
                                        Telephone:  (312) 661-7298
                                        Telecopy:   (312) 661-6929

     $6,000,000                         FIRSTAR BANK MILWAUKEE, N.A.


                                        By /s/ Stephen Check
                                        Title:  Vice President

                                        777 East Wisconsin Avenue
                                        Milwaukee, Wisconsin 53202
                                        Attention: Stephen E. Check
                                        Telephone: ________________________
                                        Telecopy: _________________________

     $5,000,000                         BANK ONE, ROCKFORD, NA


                                        By /s/ Robert Opperman
                                        Title:  Vice President

                                        East State at Mulford Road
                                        Rockford, Illinois 61110-4900
                                        Attention: Robert Opperman
                                        Telephone: ________________________
                                        Telecopy: _________________________

                                      EXHIBIT 11

                           PIONEER FINANCIAL SERVICES, INC.

                        STATEMENT OF COMPUTATION OF PER SHARE

                                  NET INCOME OR LOSS


                                           For the Year Ended December 31
                                        1993            1992              1991


     Net Income (loss)               $ 12,145,000   $(16,959,000)  $  8,872,000
     Less Dividends on
        Preferred Stock                (2,021,000)    (2,039,000)    (2,039,000)

     Primary Basis-Net Income (loss) $ 10,124,000   $(18,998,000)  $  6,833,000

        Fully Diluted Basis-
        Net Income (loss)**          $ 13,507,000   $(16,959,000)  $  8,872,000

     Average shares outstanding         6,546,719      6,659,657      6,626,447
     Common Stock equivalents
        from dilutive stock
        options, based on the
        treasury stock method
        using average market
        price                             176,883             -          72,092

          TOTAL-PRIMARY BASIS           6,723,602      6,659,657      6,698,539

     Additional shares assuming
        conversion of Preferred
        Stock                           1,515,200      1,535,360      1,535,360
     Additional shares assuming
        conversion of Subordinated
        Debentures                      2,282,774              -              -
     Additional Common Stock
        equivalents from dilutive
        stock options, based on the
        treasury stock method
        using closing market price        209,618              -              -

          TOTAL-FULLY DILUTED          10,731,194      8,195,017      8,233,899

     Net income (loss) per share-
        Primary                           $  1.51        $(2.85)        $ 1.02

     Net income (loss) per share-
        Fully Diluted                     $  1.26        $(2.85)*       $ 1.02 *

     * In 1991 and 1992 fully diluted net income (loss) per share is equivalent to primary net income (loss) per share due to the fully diluted computation being anti-dilutive for these periods.

     ** In 1993 fully diluted net income per share was calculated after adding tax effected interest on Subordinated Debentures of $1,362,000.
































































                                      Exhibit 21
                           PIONEER FINANCIAL SERVICES, INC.



            Subsidiary                                       Jurisdiction

      1.    Pioneer Life Insurance Company of Illinois       Illinois
      2.    Health and Life Insurance Company of America     Illinois

      3.    National Group Life Insurance Company            Illinois
      4.    First Pioneer Equity Corporation                 Delaware

      5.    Pioneer Fire & Casualty Insurance Company        Pennsylvania
      6.    Administrators Service Corporation               Illinois

      7.    Association Management Corporation               Illinois
      8.    Network Air Medical Systems, Inc.                Illinois

      9.    National Benefit Plans, Inc.
            formerly National Group Holding
            Corporation                                      Delaware
     10.    Design Benefit Plans, Inc.
            formerly National Group Marketing Corporation    Illinois

     11.    Partners Health Group, Inc. formerly
            Union Capital Corporation                        Delaware
     12.    National Marketing Specialists                   Delaware

     13.    National Business Concepts, formerly
            Design Benefit Plans, Inc. formerly
            National Marketing Corporation                   Illinois
     14.    Target Ad Group, Inc. formerly National
            Benefit Finance, formerly Select Marketing
            Corporation                                      Illinois

     15.    Response Air Ambulance Network, Inc.             Illinois
     16.    National Training Corporation formerly
            NGM Training Corporation formerly
            Educational Communications, Inc.                 Texas

     17.    Direct Financial Services, Inc.                  Illinois
     18.    Association Specialty Corporation                Illinois

     19.    National Health Services, Inc.                   Wisconsin
     20.    Manhattan National Life Insurance Company        North Dakota

     21.    United Group Holdings of Delaware, Inc.          Delaware
     22.    Advantage Financial Systems, Inc.                Delaware

     23.    NHS Coordinated Care of Texas, Inc. formerly
            American Managed Care of Texas, Inc.             Texas
     24.    NHS Coordinated Care, Inc.                       Nevada














     25.    Continental Life & Accident Company              Iowa
     26.    Continental Marketing Corporation                Idaho

     27.    Healthcare Review Corporation                    Kentucky































































                                      EXHIBIT 23

                    CONSENT OF ERNST & YOUNG, INDEPENDENT AUDITORS


     We consent to the incorporation by reference in the Registration Statements pertaining to the Nonqualified Stock Option Plan of Pioneer Financial Services, Inc. (Form S-8 No. 33-37305), the Pioneer Financial Services, Inc. Employee Savings and Stock Ownership Plan (Form S-8 No. 33-45894) and the National Benefit Plans, Inc. 1992 Agent Stock Purchase Plan (Form S-8 No. 33-53686) of our report dated March 2, 1994, with respect to the consolidated financial statements and schedules of Pioneer Financial Services, Inc. and subsidiaries included in the Annual Report (Form 10-K) for the year ended December 31, 1993.


                                                             ERNST & YOUNG


     Chicago, Illinois
     March 28, 1994