Form 10-Q
period 1994-03-31
PIONEER FINANCIAL SERVICES INC /DE
filed 1994-05-13
CIK 799036

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.   20549

                                      Form 10-Q




       (Mark One)
       [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended March 31, 1994

       [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
       For the transition period from                   to

       Commission file number 1-10522

                           PIONEER FINANCIAL SERVICES, INC.
                (Exact name of registrant as specified in its charter)

                        Delaware                            36-2479273
            (State or other jurisdiction of              (I.R.S. Employer
             incorporation or organization)             Identification No.)

       1750 East Golf Road, Schaumburg, Illinois               60173
       (Address of principal executive, offices)            (Zip Code)

           Registrant's telephone number, including area code (708) 995-0400


            Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                 YES  X      NO
		                                  ____        ____

            The number of shares of the registrant's common stock, $1.00 par value per share, outstanding as of April 29, 1994 was 6,943,902.

            This document consists of 15 sequentially numbered pages.

            The exhibit index appears on page 13.

     PIONEER FINANCIAL SERVICES, INC. AND SUBSIDIARIES

     PART I.                FINANCIAL INFORMATION
     ITEM 1.                FINANCIAL STATEMENTS

     CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share amounts)

                                                         March 31,   December 31,
                                                           1994          1993
                                                        (Unaudited)
     ASSETS
     Investments-Note 1
      Securities available for sale
         Fixed maturities, at fair value
          (cost: $241,821)                              $  238,638     $       -
         Fixed maturities, at cost
          (fair value: $263,263)                                -         257,717
         Equity securities, at fair value
          (cost: 1994-$13,647; 1993-$12,382)                18,447         17,436
      Fixed maturities held to maturity, at amortized cost
         (fair value: 1994-$343,734; 1993-$325,540)        365,455        326,512
      Mortgage loans--at unpaid balance                      2,532          3,201
      Real estate--at cost, less accumulated depreciation   14,085             -
      Policy loans--at unpaid balance                       22,816         23,988
      Short-term investments--at cost,
        which approximates fair value                       23,884         45,352
     Total Investments                                     685,857        674,206

     Cash                                                   15,532         23,379
     Premiums and other receivables, less
      allowance for doubtful accounts                       20,459         20,734
     Amounts on deposit and due from reinsurers             73,534         74,366
     Accrued investment income                               9,028          8,482
     Deferred policy acquisition costs                     256,832        260,432
     Land, building and equipment-at cost, less
      accumulated depreciation                              22,225         22,248
     Deferred federal income taxes                           5,350          3,922
     Other                                                  20,499         20,502
                                                        $1,109,316     $1,108,271
                                                        __________     __________


                                                         March 31,   December 31,
                                                           1994          1993
                                                        (Unaudited)
     LIABILITIES, REDEEMABLE PREFERRED STOCK,
         AND STOCKHOLDERS' EQUITY


     Policy liabilities:
       Future policy benefits                            $ 605,642     $ 610,734
       Unearned premiums                                    85,416        87,945
       Policy and contract claims                          187,933       189,389
       Other                                                14,527        15,037
                                                           893,518       903,105

     General expenses and other liabilities                 58,794        48,442
     Short-term notes payable                                4,609         5,575
     Long-term notes payable                                 1,050         1,125


     Convertible Subordinated Debentures                    57,477        57,477
                                                         1,015,448     1,015,724

     Redeemable Preferred Stock, no par value:
       $2.125 cumulative convertible exchangeable
        preferred stock
       Authorized:  5,000,000 shares
       Issued and outstanding:
        (1994: 927,300 shares; 1993: 947,000 shares)        23,182        23,675

     Stockholders' Equity
       Common Stock, $1 par value:
        Authorized:  20,000,000 shares
        Issued, including shares in treasury
         (1994-6,943,900; 1993-6,900,000)                    6,944         6,900
       Additional paid-in capital                           29,101        28,814
       Unrealized appreciation of
        available-for-sale securities                        1,051         3,285
       Retained earnings                                    38,412        34,645
       Less treasury stock at cost                          (4,822)       (4,772)
     Total Stockholders' Equity                             70,686        68,872
                                                        $1,109,316    $1,108,271
                                                        __________    ___________


     See notes to condensed consolidated financial statements.


      PIONEER FINANCIAL SERVICES, INC. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
      (In thousands, except per share amounts)

                                         Three Months Ended
                                              March 31,

                                           1994     1993
      Income:
        Premiums and policy charges    $172,898   $155,343
        Net investment income            11,104     10,041
        Other income and realized gains
         from investments                 7,263      4,328
                                        191,265    169,712
      Benefits and expenses:
        Benefits                        121,069    107,058
        Insurance and general expenses   42,146     38,648
        Interest expense                  1,147        474
        Amortization of deferred policy
          acquisition costs              19,980     20,056
                                        184,342    166,236


      INCOME BEFORE INCOME TAXES          6,923      3,476
        Federal income taxes              2,423      1,181

      NET INCOME                          4,500      2,295

      PREFERRED STOCK DIVIDENDS             493        507

      INCOME APPLICABLE TO
        COMMON STOCKHOLDERS           $   4,007  $   1,788
                                      _________  _________

      NET INCOME PER COMMON SHARE
        Primary                       $     .60  $     .26
        Fully Diluted                 $     .40  $     .26

      DIVIDENDS DECLARED
        PER COMMON SHARE              $    .0375 $       -

      AVERAGE COMMON AND COMMON
        EQUIVALENT SHARES OUTSTANDING

        Primary                           6,731      6,796
        Fully Diluted                    13,107      8,321


      See notes to condensed consolidated financial statements.

          PIONEER FINANCIAL SERVICES, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

          (Unaudited)
          (In thousands)                                    Three Months Ended
                                                                 March 31,
                                                             1994        1993
          NET CASH PROVIDED BY OPERATING ACTIVITIES    $     7,953   $    8,791

          INVESTING ACTIVITIES
             Net decrease in short-term
                investments                                 21,468       11,754

             Purchases of investments                      (78,254)     (68,134)

             Sale of investments                            16,381       25,619

             Maturities of investments                      27,018       26,474

             Net purchase of property and equipment           (521)        (306)

               NET CASH USED BY
                 INVESTING ACTIVITIES                      (13,908)      (4,593)

          FINANCING ACTIVITIES

             Repayments of notes payable                    (1,041)      (5,713)

             Proceeds from sale of agent receivables         6,784        5,036

             Transfer of collections on previously
                sold agent receivables                      (6,920)      (4,969)

             Dividends paid                                   (503)        (510)

             Stock options exercised                           294           --

             Purchase of treasury stock                        (50)        (244)

             Retirement of preferred stock                    (493)        (155)

             Other                                              37           44

              NET CASH USED BY
                  FINANCING ACTIVITIES                      (1,892)      (6,511)

          DECREASE IN CASH                                  (7,847)      (2,313)

          CASH AT BEGINNING OF PERIOD                       23,379       18,686

          CASH AT END OF PERIOD                         $   15,532   $   16,373
                                                        __________   __________

          See notes to condensed consolidated financial statements.

          PIONEER FINANCIAL SERVICES, INC. AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

          March 31, 1994


          NOTE 1 -- ACCOUNTING POLICIES

          BASIS OF PRESENTATION

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1994 are not necessarily indicative of the results that may be expected for the year ended December 31,
          1994.    For  further  information,  refer  to  the  consolidated
          financial statements and footnotes thereto included in the Pioneer Financial Services, Inc. ("Pioneer" or "the Company") Annual Report on Form 10-K for the year ended December 31, 1993.


          EARNINGS PER SHARE

          Primary earnings per share of Common Stock are determined by dividing net income for the period, less dividends on Preferred Stock, by the weighted average number of common stock and common stock equivalents (dilutive stock options) outstanding. Fully diluted earnings per share assumes conversion of the Preferred Stock outstanding and conversion of the Subordinated Debentures with related interest added back to net income. Where the effect of the assumed conversion on net earnings would be antidilutive, fully diluted earnings per share represents the primary amount. (See discussion in Exhibit 11 on page 14).

          NEW ACCOUNTING STANDARD

          In May  1993, the  Financial  Accounting Standards  Board  issued
          Statement of Financial Accounting Standards 115, "Accounting  for
          Certain  Investments in  Debt  and  Equity  Securities".   As  of
          January  1,  1994  the Company  adopted  the  provisions  of that standard.  The effect as of January 1, 1994 of adopting Statement
          115  increased   stockholders  equity   by  $3,605,000  (net   of
          adjustments  to  deferred  income  taxes)  to  reflect  the   net
          unrealized  holding gains  on  securities  previously carried  at amortized cost; there was no effect on net income as  a result of the adoption of Statement  115.  In the three month  period ended
          March  31, 1994 those  net unrealized holding  gains decreased by
          $5,674,000 (net of adjustments to deferred income taxes). The net unrealized depreciation in the first quarter was due to the recent
							   increase in interest rates.

          NOTE 2 -- STOCKHOLDERS' EQUITY

          The statutory accounting practices prescribed for Pioneer's insurance subsidiaries by regulatory authorities differ from GAAP. The combined statutory-basis capital and surplus of Pioneer's direct insurance subsidiaries was $106,628,000 and $106,567,000 at March 31, 1994 and December 31, 1993,
          respectively. Statutory net income of the insurance subsidiaries amounted to $692,000 and $1,034,000 for the three month periods ended March 31, 1994 and 1993, respectively.


          NOTE 3 -- INVESTMENTS

          Realized investment gains for the three month periods ended March 31, 1994 and 1993 were $253,000 and $187,000, respectively.


          NOTE 4 -- CONTINGENCIES

          Pioneer and its subsidiaries are named as defendants in various legal actions, some claiming significant damages, arising primarily from claims under insurance policies, disputes with agents, and other items. On May 11, 1994 the California Insurance Department filed complaints against a subsidiary of the Company for alleged violations of California consumer protection rules. Pioneer's management and its legal counsel are of the opinion that the disposition of these actions will not have a material adverse effect on Pioneer's financial position.

          ITEM 2.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Results of Operations - First Three Months of 1994 Compared to First Three Months of 1993.

          Division Overview

          The income (loss) before income taxes by division for the first quarter of 1994 and 1993 respectively, are as follows (in thousands):
                                         Three Months
                                       Ended March 31,
                                        1994      1993
          Insurance:
            Accident and Health      $ 3,627   $ 1,322
            Life and Annuity           2,442     2,203
          Marketing                    3,066       824
          Managed Care                   101        61
          Corp. Expenses & Interest   (2,313)     (934)
            Total                    $ 6,923   $ 3,476
                                     _______   _______

          Accident and Health

          The increase in pre-tax income for the three month period was primarily due to continued cost reduction programs which reduced the general expense ratio approximately 1%. The 1994 accident and health loss ratios were consistent with the prior year. The continued improvement in medicare supplement experience was offset by higher than projected claims on the Company's major hospital products.

          Life and Annuity

          The results for the first quarter of 1994 were consistent with prior year amounts. The unit cost per policy in-force decreased from $80 in 1993 to $72 in the first quarter of 1994. The mortality in the first quarter of 1994 was slightly higher than levels experienced in the same period last year. Despite the overall decline in the Company's investment yields in 1994, the interest spread on life and annuity business continued to improve due to an aggressive crediting rate strategy.

          Marketing

          The increase in pre-tax income in 1994 as compared to 1993 is due to a 28% increase in revenue coupled with cost reductions from the consolidation of the division's career agent distribution system.

          Managed Care

          Managed care  operations showed  a small  profit for  the quarter
									 similar to the first quarter of 1993.  The improvement compared to losses  experienced the last three quarters of 1993 was due to the elimination  of an  unprofitable operating subsidiary  in the fourth quarter of 1993.

          Corporate Expenses and Interest

          Interest expense increased in 1994 as compared to 1993 due to the issuance of the convertible subordinated debentures in July 1993. Corporate general expense also increased due to the Company's increased investor relations programs.


          CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The Company reported consolidated net income of $4,500,000 for the quarter ended March 31, 1994 as compared to $2,295,000 for the comparable period in 1993.

          Total premiums and policy charges increased $17,555,000 or 11% for the three month period in 1994 as compared to 1993. Accident and health premiums increased $16,708,000 or 11% for the three month period in 1994 compared to 1993. The premium increase was primarily attributable to increased premiums from major hospital products. A major portion of this increase in premiums was due to the acquisition of Continental Life & Accident Company (CLAC) completed in August 1993. Total premiums attributable to the remaining mix of Medicare supplement and long-term care products decreased $7,620,000 or 13% for the three month period in 1994 as compared to 1993.

          Net investment income increased $1,063,000 or 11% for the three month period in 1994 as compared to 1993. Annualized investment yields decreased for the three month period from 7.3% to 6.6% in 1994 as compared to 1993. The decrease in the investment yield is due to the shortening of the Company's average duration and the excess cash position maintained in the first two months of the quarter due to the volitility of the financial markets.

          Other income and realized investment gains increased $2,935,000 or 68% for the three month period in 1994 as compared to 1993. The increase in other income was due to the acquisition of Healthcare Review Corporation and CLAC. In addition, the Company realized increased sales to unaffiliated customers in both the Marketing and Managed Care Divisions. Realized investment gains as well as the remaining other income generated by the Company's non-insurance subsidiaries remained relatively unchanged.

          Total benefits increased $14,011,000 or 13% for the three month period in 1994 as compared to 1993. Accident and health benefits, which include the change in unearned premiums, increased $14,132,000 or 15% for the three month period in 1994 as compared to 1993. The increase for the three month period was due primarily to the increased amount of collected premiums. The accident and health loss ratio increased to 68% from 66% for the three month period in 1994 as compared to the same period in 1993. The higher loss ratios were primarily due to the change in product mix from the acquisition of CLAC. The loss ratio on the existing block of business was consistent with prior year levels. Improved loss ratios on the medicare supplement products were offset by higher than projected claims on the major hospital business. Life and annuity benefits decreased $121,000 or 1% for the three month period in 1994 as compared to 1993. The decrease is due to a decrease in crediting rates on interest sensitive life and annuity products.

          The general expenses as a percent of premiums decreased for the three month period in 1994 as compared to the same period in 1993 due to the continued emphasis on cost reduction in the Accident and Health and Life Insurance Units. However, insurance and general expenses (which includes commission compensation to agents) increased $3,498,000 or 9% for the three month period in 1994 as compared to 1993 due to the 11% increase in premium and policy charges primarily from the acquisition of CLAC.

          Amortization of deferred policy acquisition costs decreased $76,000 for the three months in 1994 as compared to 1993 due to slightly reduced levels of new business. The Company continues to monitor the profitability of its business on a quarterly basis. Increased lapses or unprofitability on the business could result in an increase in the amortization rate of deferred policy acquisition costs, which would adversely impact future earnings.

          The effective federal income tax rates increased in 1994 due to the Revenue Reconciliation Act of 1993.

          President  Clinton presented  his  health care  reform policy  in
          September 1993. Numerous proposals have been introduced to Congress and the state legislatures to reform the current health care system. Proposals have included, among other things, modifications to the existing employer-based insurance system, a quasi-regulated system of "managed competition" among health plans and a single payer, public program which would replace some of the Company's current major hospital products. Changes in health care policy could significantly affect the Company's Health Unit. The Company is unable to accurately predict what effects these reforms may have on its future operations and is unable to evaluate what impact the expectations of such reforms may have had on past consumer behavior. The Company expects the final package approved by Congress will differ significantly from the program presented by President Clinton.

          The Company acquired its corporate headquarters in Schaumburg, Illinois in January 1994. General expenses and other liabilities increased due to the timing of payments due reinsurers. The remaining balance sheet accounts remained relatively consistent with December 31, 1993.

          LIQUIDITY AND CAPITAL RESOURCES

          The Company's consolidated liquidity requirements are created and met primarily by operations of its insurance subsidiaries. The insurance subsidiaries' primary sources of cash are premiums, investment income, and investment sales and maturities. The primary uses of cash are operating costs, policy acquisition costs, payments to policyholders and investment purchases.

          In addition, liquidity requirements of the Company are created by the dividend requirements of the $2.125 Preferred Stock, common stock dividends, interest payments on the Convertible Subordinated Debentures and other debt service requirements. The Company's liquidity requirements are met primarily by dividends declared by its subsidiaries. Payments of dividends by the insurance subsidiaries to the Company is subject to certain regulatory restrictions.

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

          The Company has offered agent commission financing to certain of its agents and marketing organizations which consists primarily of annualization of first year commissions. This means that when the first year premium is paid in installments, the Company will advance a percentage of the commissions that the agent would otherwise receive over the course of the first policy year. On October 31, 1990, the Company through a subsidiary entered into an agreement with an unaffiliated corporation to provide financing for its agent commission financing program through the sale of agent receivables. Proceeds from such sales for the three month period ended March 31, 1994 and 1993 were $6.7 million and $5.0 million, respectively. This financing program was replaced with an amended agreement which was executed on October 1, 1992, to provide such subsidiary with the same type of financing. Pursuant to this amended agreement the termination date of the program is December 31, 1994, subject to extension or termination as provided therein.

          In July 1993 the Company issued $57.5 million of 8% convertible subordinated debentures due 2000. Net proceeds from the offering totaled approximately $54 million. The debentures are convertible into the Company's common stock at any time prior to maturity, unless previously redeemed, at a conversion price of $11.75 per share.

          In August 1993 a subsidiary of the Company borrowed $1,500,000 to finance the acquisition of Healthcare Review Corporation. Interest on the note is payable quarterly at six percent. The note requires principal repayments of $75,000 per quarter through July 31, 1998.

          The Company has a line of credit arrangement for short-term borrowings with three banks amounting to $20,000,000 through April 1996, all of which was unused at March 31, 1994. The line of credit arrangement can be terminated, in accordance with the agreement, at the Company's option.

          In March 1994, the Company's Board of Directors announced a quarterly Common Stock dividend of 3.75 cents per share, with an expectation of a total of 15 cents per share to be paid for 1994.

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

          PIONEER FINANCIAL SERVICES, INC. AND SUBSIDIARIES

          PART II.   OTHER INFORMATION



          Item 6.  Exhibits and Reports on Form 8-K

              (a)  Exhibits

                   Exhibit 11 - Statement of Computation
                                      of Per Share Earnings

              (b)  Reports on Form 8-K

              The Company filed no reports on Form 8-K during the first quarter of 1994.

                                      EXHIBIT 11

                           PIONEER FINANCIAL SERVICES, INC.
                    STATEMENT OF COMPUTATION OF PER SHARE EARNINGS

                       (In thousands, except per share amounts)
                                     (Unaudited)

                                             Three Months Ended
                                                 March 31,

                                              1994      1993
          Net income                       $ 4,500    $ 2,295
                                           _______    _______

          Average shares outstanding         6,380      6,796

          Common Stock equivalents from
            dilutive stock options,
            based on the treasury stock
            method using average market
            price                              351        --
                  TOTAL-PRIMARY              6,731     6,796

          Additional shares assuming
            conversion of
            Preferred Stock                  1,484     1,525

          Additional shares assuming
            conversion of
            Subordinated Debentures          4,892        --

                  TOTAL-FULLY DILUTED       13,107     8,321
                                            ______     _____

          Net income per share-
              Primary*                     $   .60   $   .26
                                           _______   _______

          Net income per share-
              Fully Diluted**              $   .40   $   .26
                                           _______   _______

               * Primary earnings per share were calculated after deducting dividends on Preferred Stock of $493,000 in 1994 and $507,000 in 1993.

              ** Fully diluted net income per share was calculated after adding tax effected interest on Subordinated Debentures of $747,000 for the three month period ending March 31, 1994. Fully diluted net income per share for the three month period ending March 31, 1993 is equivalent to primary net income per share because conversion of the Preferred
                  Stock was antidilutive.


                                      SIGNATURES



          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                        Pioneer Financial Services, Inc.




                                    /s/ Peter W. Nauert
                  Date              Peter W. Nauert
                                    Chairman and Chief Executive Officer




                                    /s/ David I. Vickers
                  Date              David I. Vickers
                                    Treasurer and Chief Financial Officer



