Form 10-Q
period 1994-06-30
PIONEER FINANCIAL SERVICES INC /DE
filed 1994-08-15
CIK 799036

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.   20549

                                      Form 10-Q


       (Mark One)
       [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended June 30, 1994

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

            The number of shares of the registrant's common stock, $1.00 par value per share, outstanding as of August 2, 1994 was 6,987,602.

     PIONEER FINANCIAL SERVICES, INC. AND SUBSIDIARIES

     PART I.                FINANCIAL INFORMATION
     ITEM 1.                FINANCIAL STATEMENTS

                   CONDENSED CONSOLIDATED BALANCE SHEETS
             (In thousands, except share and per share amounts)

                                                     June 30,    December 31,
                                                       1994          1993
                                                    (Unaudited)
 ASSETS
 Investments-Note 1 and 3
  Securities available for sale
     Fixed maturities, at fair value
      (cost: $224,423)                              $  216,571     $       -
     Fixed maturities, at cost
      (fair value: $263,263)                                -         257,717
     Equity securities, at fair value
      (cost: 1994-$10,678; 1993-$12,382)                15,267         17,436
  Fixed maturities held to maturity, at amortized cost
     (fair value: 1994-$350,538; 1993-$325,540)        379,984        326,512
  Mortgage loans--at unpaid balance                      2,517          3,201
  Real estate--at cost, less accumulated depreciation   14,042             -
  Policy loans--at unpaid balance                       22,323         23,988
  Short-term investments--at cost,
    which approximates fair value                       15,759         45,352
 Total Investments                                     666,463        674,206
 Cash                                                   17,002         23,379
 Premiums and other receivables, less
  allowance for doubtful accounts                       18,760         20,734
 Amounts on deposit and due from reinsurers             78,300         74,366
 Accrued investment income                               8,723          8,482
 Deferred policy acquisition costs                     251,520        260,432
 Land, building and equipment-at cost, less
  accumulated depreciation                              24,150         22,248
 Deferred federal income taxes                           6,461          3,922
 Other                                                  22,551         20,502
                                                    $1,093,930     $1,108,271







                                                     June 30,    December 31,
                                                       1994          1993
                                                    (Unaudited)

 LIABILITIES, REDEEMABLE PREFERRED STOCK,
     AND STOCKHOLDERS' EQUITY
  Policy liabilities:
   Future policy benefits                            $ 610,643     $ 610,734
   Unearned premiums                                    81,778        87,945
   Policy and contract claims                          188,025       189,389
   Other                                                13,138         15,037
                                                       893,584       903,105
 General expenses and other liabilities                 45,434        48,442
 Short-term notes payable                                3,873         5,575
 Long-term notes payable                                   975         1,125
 Convertible Subordinated Debentures                    57,477        57,477
                                                     1,001,343     1,015,724

 Redeemable Preferred Stock, no par value:
   $2.125 cumulative convertible exchangeable
    preferred stock
   Authorized:  5,000,000 shares
   Issued and outstanding:
    (1994: 896,000 shares; 1993: 947,000 shares)        22,400        23,675
  Stockholders' Equity
   Common Stock, $1 par value:
    Authorized:  20,000,000 shares
    Issued, including shares in treasury
     (1994-6,956,400; 1993-6,900,000)                    6,956         6,900
   Additional paid-in capital                           29,176        28,814
   Unrealized appreciation (depreciation) of
    available-for-sale securities                       (2,121)        3,285
   Retained earnings                                    42,097        34,645
   Less treasury stock at cost                          (5,921)       (4,772)
   (1994 - 669,400 shares; 1993 - 556,000 shares)
 Total Stockholders' Equity                             70,187        68,872
                                                    $1,093,930    $1,108,271

  See notes to condensed consolidated financial statements.


      PIONEER FINANCIAL SERVICES, INC. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
      (In thousands, except per share amounts)

                                     Three Months Ended      Six Months Ended
                                          June 30,               June 30,
                                       1994     1993          1994     1993
  Income:
    Premiums and policy charges    $176,802   $154,189     349,700  $309,532
    Net investment income            10,130      9,474      21,234    19,515
    Other income and realized gains
     and losses from investments      6,797      4,454      14,060     8,782
                                    193,729    168,117     384,994   337,829
  Benefits and expenses:
    Benefits                        117,694    102,222     238,763   209,280
    Insurance and general expenses   46,723     41,123      88,869    79,771
    Interest expense                  1,396        498       2,543       972
    Amortization of deferred policy
      acquisition costs              21,450     20,259      41,430    40,315
                                    187,263    164,102     371,605   330,338

  INCOME BEFORE INCOME TAXES          6,466      4,015      13,389     7,491
    Federal income taxes              2,064      1,388       4,487     2,569

  NET INCOME                          4,402      2,627       8,902     4,922

  PREFERRED STOCK DIVIDENDS             493        507         996     1,014

  INCOME APPLICABLE TO
    COMMON STOCKHOLDERS           $   3,909  $   2,120   $   7,906     3,908

  NET INCOME PER COMMON SHARE
    Primary                       $     .59  $     .31   $    1.19 $     .57
    Fully Diluted                 $     .40  $     .31   $     .80 $     .57

  DIVIDENDS DECLARED
    PER COMMON SHARE              $   .0375  $      --   $    .075 $      --

  AVERAGE COMMON AND COMMON
    EQUIVALENT SHARES OUTSTANDING
    Primary                           6,597      6,840       6,649     6,811
    Fully Diluted                    12,922      8,462      12,974     8,491

  See notes to condensed consolidated financial statements.

      PIONEER FINANCIAL SERVICES, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
      (Unaudited)
      (In thousands)

                                                         Six Months Ended
                                                             June 30,
                                                         1994        1993
      NET CASH PROVIDED BY OPERATING ACTIVITIES    $     1,284   $   20,679

      INVESTING ACTIVITIES
         Net decrease in short-term                     29,593       22,380
            investments

         Purchases of investments                     (164,557)    (108,922)

         Sale of investments                            92,714       33,638

         Maturities of investments                      44,966       52,474

         Net purchase of property and equipment         (3,903)      (1,183)

           NET CASH USED BY
             INVESTING ACTIVITIES                       (1,187)      (1,613)

      FINANCING ACTIVITIES

         Repayments of notes payable                    (1,852)      (6,716)

         Proceeds from sale of agent receivables        13,013       10,588

         Transfer of collections on previously
            sold agent receivables                     (14,394)      (9,926)

         Dividends paid                                 (1,236)      (1,016)

         Stock options exercised                           382           71

         Purchase of treasury stock                     (1,149)      (2,035)

         Retirement of preferred stock                  (1,275)        (155)

         Other                                              37           --

          NET CASH USED BY
              FINANCING ACTIVITIES                      (6,474)      (9,189)

      INCREASE (DECREASE) IN CASH                       (6,377)       9,877

      CASH AT BEGINNING OF PERIOD                       23,379       18,686

      CASH AT END OF PERIOD                         $   17,002   $   28,563

      See notes to condensed consolidated financial statements.

          PIONEER FINANCIAL SERVICES, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

          June 30, 1994

          NOTE 1 -- ACCOUNTING POLICIES

          BASIS OF PRESENTATION

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1994 are not necessarily indicative of the results that may be expected for the year ended December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Pioneer Financial Services, Inc. ("Pioneer" or "the Company") Annual Report on Form 10-K for the year ended December 31, 1993.

          EARNINGS PER SHARE

          Primary earnings per share of Common Stock are determined by dividing net income for the period, less dividends on Preferred Stock, by the weighted average number of common stock and common stock equivalents (dilutive stock options) outstanding. Fully diluted earnings per share assumes conversion of the Preferred Stock outstanding and conversion of the Subordinated Debentures with related tax-effected interest added back to net income. Where the effect of the assumed conversion on net earnings would be antidilutive, fully diluted earnings per share represents the primary amount. (See discussion in Exhibit 11 on page 14).

          NEW ACCOUNTING STANDARD

          In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 115, "Accounting for Certain Investments in Debt and Equity Securities". As of January 1, 1994 the Company adopted the provisions of that standard. The effect as of January 1, 1994 of adopting Statement

          115 increased stockholders equity by $3,605,000 (net of adjustments to deferred income taxes) to reflect the net unrealized holding gains on securities previously carried at amortized cost; there was no effect on net income as a result of the adoption of Statement 115. In the six month period ended June 30, 1994 those net unrealized holding gains decreased by $8,709,000 (net of adjustments to deferred income taxes). The net unrealized depreciation was due primarily to increases in interest rates during the period.

          NOTE 2 -- STOCKHOLDERS' EQUITY

          The statutory accounting practices prescribed for Pioneer's insurance subsidiaries by regulatory authorities differ from GAAP. The combined statutory-basis capital and surplus of Pioneer's direct insurance subsidiaries was $107,263,000 and $106,567,000 at June 30, 1994 and December 31, 1993,
          respectively. Statutory net income of the insurance subsidiaries amounted to $624,000 and $1,237,000 for the three month periods ended June 30, 1994 and 1993, respectively, and $1,316,000 and $2,271,000 for the six month periods ended June 30, 1994 and 1993, respectively.


          NOTE 3 -- INVESTMENTS

          Realized investment losses for the three month period ended June 30, 1994 were $30,000 compared to realized gains of $135,000 for the same period in 1993. Realized investment gains were $223,000 and $322,000 for the six month periods ended June 30, 1994 and 1993, respectively.


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

          ITEM 2.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Results of Operations - Three and Six Month Periods ended June 30, 1994 compared to 1993.

          Division Overview

          The income (loss) before income taxes by division for the second quarter and first six months of 1994 and 1993 respectively, are as follows (in thousands):
                                         Three Months         Six Months
                                        Ended June 30,      Ended June 30,
                                        1994      1993      1994      1993
          Health Insurance           $ 1,866  $ 1,628    $ 5,493   $ 2,950
          Life Insurance               1,878    2,403      4,320     4,606
          Marketing                    4,834    1,635      7,900     2,459
          Managed Care                   429     (321)       530      (260)
          Corporate Expenses          (2,541)  (1,330)    (4,854)   (2,264)
            Total                    $ 6,466  $ 4,015    $13,389   $ 7,491

          Health Insurance

          The increase in pre-tax income for the three and six month period was primarily due to continued cost reduction programs which reduced the general expense ratio approximately 1%. The accident and health loss ratio increased to 66% from 65% for the three month period and to 67% from 65% for the six month period in 1994 as compared to the same period in 1993. The higher loss ratios were primarily due to the change in product mix from the August 1993 acquisition of Continental Life & Accident Company (CLAC). The loss ratio on the existing block of business was consistent with prior year levels. Improved loss ratios on the medicare supplement products were offset by higher than projected claims on the major hospital business.

          Life Insurance

          The results for the three and six month periods of 1994 were consistent with prior year amounts. The unit cost per policy in-force was relatively flat for the three and six month period in 1994 as compared to 1993. The mortality in the second quarter of 1994 was slightly higher than levels experienced in the same period last year. The higher mortality is on a closed block of universal life business. Despite the overall decline in the Company's investment yields in 1994, the interest spread on life and annuity business continued to improve due to an aggressive crediting rate strategy.

          Marketing

          The increase in pre-tax income in 1994 as compared to 1993 is due to increases in revenue of 16% and 22% for the three and six month periods coupled with cost reductions from the consolidation of the division's career agent distribution system.

          Managed Care

          Managed care operations showed a small profit for the three and six months ended June 30, 1994. The improvement compared to losses experienced the last three quarters of 1993 was due to the elimination of an unprofitable operating subsidiary in the fourth quarter of 1993. The managed care division continued to expand sales to unaffiliated clients with a $717,000 or 125% increase for the three month period and a $909,000 or 74% increase for the six month period in 1994 as compared to 1993.

          Corporate Expenses and Interest

          Interest expense increased in 1994 as compared to 1993 due to the issuance of the convertible subordinated debentures in July 1993. The corporate general expense also increased due to the Company's increased investor relations programs.

          CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The Company reported consolidated net income of $4,402,000 for the quarter ended June 30, 1994 as compared to $2,627,000 for the comparable period in 1993.

          Total premiums and policy charges increased $22,613,000 or 15% for the three month period and $40,168,000 or 13% for the six month period in 1994 as compared to 1993. Accident and health premiums increased $20,043,000 or 14% for the three month period and $36,751,000 or 13% for the six month period in 1994 compared to 1993. The premium increase was primarily attributable to increased premiums from major hospital products resulting primarily from the acquisition of Continental Life & Accident Company (CLAC) completed in August 1993. Total premiums attributable to the remaining mix of Medicare supplement and long-term care products decreased $4,794,000 or 8% and $12,415,000 or 11% for the three and six month periods in 1994 as compared to 1993.

          Net investment income increased $656,000 or 7% for the three month period and $1,719,000 or 9% for the six month period in 1994 as compared to 1993. Annualized investment yields decreased for the six month period from 6.7% to 6.3% in 1994 as compared to 1993. The decrease in the investment yield is due to the shortening of the Company's average duration and the increased emphasis on tax-exempt securities included in the Company's portfolio.

          Other income and realized investment gains increased $2,343,000 or 53% for the three month period and $5,278,000 or 60% for the six month period in 1994 as compared to 1993. The increase in other income was due to the acquisition of Healthcare Review Corporation and CLAC. In addition, the Company realized increased sales to unaffiliated customers in both the Marketing and Managed Care Divisions. Realized investment gains as well as the remaining other income generated by the Company's non-insurance subsidiaries remained relatively unchanged.

          Total benefits increased $15,472,000 or 15% for the three month period and $29,483,000 or 14% for the six month period in 1994 as compared to 1993. Accident and health benefits, which include the change in unearned premiums, increased $14,479,000 or 16% for the three month period and $28,611,000 or 15% for the six month period in 1994 as compared to 1993. The increase for the period was due primarily to the increased amount of collected premiums. The accident and health loss ratio increased to 66% from 65% for the three month period and to 67% from 65% for the six month period in 1994 as compared to the same period in 1993. The higher loss ratios were primarily due to the change in product mix from the acquisition of CLAC. The loss ratio on the existing block of business was consistent with prior year levels. Improved loss ratios on the medicare supplement products were offset by higher than projected claims on the major hospital business. Life and annuity benefits increased $993,000 or 11% for the three month period and $872,000 or 4% for the six month period in 1994 as compared to 1993. The increase is due to higher mortality on a closed block of universal life and an increase in in-force business.

          The general expenses as a percent of premiums decreased for the three month period in 1994 as compared to the same period in 1993 due to the continued emphasis on cost reduction in the Health and Life Insurance Units. However, insurance and general expenses (which includes commission compensation to agents) increased $5,600,000 or 14% for the three month period and $9,098,000 or 11% for the six month period in 1994 as compared to 1993 due primarily to the increase in premium and policy charges for the three and six-month periods, primarily from the acquisition of CLAC.

          Amortization of deferred policy acquisition costs increased $1,191,000 for the three month period and $1,115,000 for the six month period in 1994 as compared to 1993. The Company continues to monitor the profitability of its business on a quarterly basis. Increased lapses or unprofitability on the business could result in an increase in the amortization rate of deferred policy acquisition costs, which would adversely impact future earnings. The higher than projected loss ratios on the major hospital business are an area of concern. Assumptions related to administrative expenses and persistency of insurance contracts are consistent with projected amounts.

          The effective federal income tax rate decreased in the second quarter of 1994 due to the increased investment in tax-exempt securities included in the Company's portfolio.

          The Company acquired the building containing its corporate headquarters in Schaumburg, Illinois in January 1994 resulting in the increase in investment real estate. Other assets increased primarily due to an increase in federal income tax recoverables, capitalized assessments, and certain investment receivables. Amounts on deposit and due from reinsurers increased due to the timing of payments due from reinsurers. The decrease in long-term and short-term notes payable is consistent with their scheduled maturities. The remaining balance sheet amounts remained relatively consistent with the amounts at December 31, 1993. The decrease in cash provided by operating activities decreased due primarily to a decrease in policy liabilities and an increase in deferred federal income taxes.

          HEALTHCARE REFORM

          Many proposals have been introduced in Congress and various state legislatures to reform the present healthcare system. Most of these proposals are specifically directed at the small group healthcare market, a significant portion of the Company's health business. At the state level, a number of states have passed or are considering legislation that would limit the differentials in rates that carriers could charge between new business and renewal business and with respect to similar demographic groups. Legislation also has been adopted or is being considered that would make health insurance available to all small groups by requiring coverage of all employees and their dependents, by limiting the applicability of pre-existing conditions exclusions, by requiring carriers to offer a basic plan exempt from certain mandated benefits as well as a standard plan and by establishing a mechanism to spread the risk of high risk employees to all small group carriers.

          At the federal level, the Clinton Administration proposal and legislation introduced in Congress provide for insurance market reforms to increase the availabiltiy of group health insurance to small businesses and to require that all businesses offer health insurance coverage to their employees. Several competing proposals have been introduced in Congress. It is not possible to predict which proposal, if any, will be adopted by Congress or when such a proposal may be enacted.

          The  Company  is  monitoring  developments  concerning healthcare reform and preparing its strategic responses to different possible reform scenarios. In response to existing legislation and in anticipation of future healthcare reform, the Company has broadened its health insurance, life insurance and managed care business and has continued to diversify products and services in selected market areas that the Company believes will be consistent with its targeted market focus and be less affected by healthcare reform. It is likely that healthcare reform at the federal and state levels will require the Company to make significant changes to the way it conducts its health insurance business, but it is not possible at this time to predict the nature or effects of healthcare reform or how soon it will be adopted and implemented, if at all. If state small group reform continues to add restrictions to insurance business and the federal government assumes responsibility for regulation and payment of much of the healthcare that is not handled by the private sector, this would significantly reduce or eliminate the Company's group medical insurance business.

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

          The Company has offered agent commission financing to certain of its agents and marketing organizations which consists primarily of annualization of first year commissions. This means that when the first year premium is paid in installments, the Company will advance a percentage of the commissions that the agent would otherwise receive over the course of the first policy year. On October 31, 1990, the Company through a subsidiary entered into an agreement with an unaffiliated corporation to provide financing for its agent commission financing program through the sale of agent receivables. Proceeds from such sales for the six month period ended June 30, 1994 and 1993 were $13.0 million and $10.6 million, respectively. This financing program was replaced with an amended agreement which was executed on October 1, 1992, to provide such subsidiary with the same type of financing. Pursuant to this amended agreement the termination date of the program is December 31, 1994, subject to extension or termination as provided therein.

          In July 1993 the Company issued $57.5 million of 8% convertible subordinated debentures due 2000. Net proceeds from the offering totaled approximately $54 million. The debentures are convertible into the Company's common stock at any time prior to maturity, unless previously redeemed, at a conversion price of $11.75 per share.

          In August 1993 a subsidiary of the Company borrowed $1.5 million to finance the acquisition of Healthcare Review Corporation. Interest on the note is payable quarterly at six percent. The note requires principal repayments of $75,000 per quarter through July 31, 1998.

          The Company has a line of credit arrangement for short-term borrowings with three banks amounting to $20 million through April 1996, all of which was unused at June 30, 1994. The line of credit arrangement can be terminated, in accordance with the agreement, at the Company's option.

          In March and June 1994, the Company's Board of Directors announced a quarterly Common Stock dividend of 3.75 cents per share, with an expectation of a total of 15 cents per share to be paid for 1994.

          Management believes that the diversity of the Company's investment portfolio and the liquidity attributable to the large concentration of investments in highly liquid United States government agency securities provide sufficient liquidity to meet foreseeable cash requirements. Because the Company's insurance subsidiaries experience strong positive cash flows, including monthly cash flows from mortgage-backed securities, the Company does not expect its insurance subsidiaries to be forced to sell the held to maturity investments prior to their maturities and realize material losses or gains. However, if the Company experiences changes in credit risk, it may be required to sell assets whose fair value is less than carrying value and incur losses.

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

          Although the Company is engaged in on-going preliminary discussions and evaluations of potential acquisitions and investment opportunities, there are no existing agreements with respect to significant acquisitions or significant investments. The Company has no material commitments for capital expenditures at the present time.

          PIONEER FINANCIAL SERVICES, INC. AND SUBSIDIARIES

          PART II.   OTHER INFORMATION



          Item 6.  Exhibits and Reports on Form 8-K

              (a)  Exhibits

                   Exhibit 11 - Statement of Computation
                                      of Per Share Earnings

              (b)  Reports on Form 8-K

              The Company filed no reports on Form 8-K during the second quarter of 1994.

                                      EXHIBIT 11

                           PIONEER FINANCIAL SERVICES, INC.
                    STATEMENT OF COMPUTATION OF PER SHARE EARNINGS

                       (In thousands, except per share amounts)
                                      (Unaudited)

                                     Three Months Ended   Six Months Ended
                                          June 30,            June 30,

                                      1994       1993      1994       1993
   Net income                      $ 4,402    $ 2,627    $ 8,902   $ 4,922

   Average shares outstanding        6,338      6,737      6,358     6,766

   Common Stock equivalents from
     dilutive stock options,
     based on the treasury stock
     method using average market
     price                             259       103         291        45
           TOTAL-PRIMARY             6,597     6,840       6,649     6,811

   Common Stock equivalents from
     dilutive stock options, based
     on the treasury stock method
     using closing market price         --         97         --       155

   Additional shares assuming
     conversion of
     Preferred Stock                 1,433     1,525       1,433     1,525

   Additional shares assuming
     conversion of
     Subordinated Debentures         4,892        --       4,892        --

           TOTAL-FULLY DILUTED      12,922     8,462      12,974     8,491

   Net income per share-
       Primary*                    $   .59   $   .31     $  1.19  $    .57

   Net income per share-
       Fully Diluted**             $   .40   $   .31     $   .80  $    .57


        * Primary net income per share was calculated after deducting dividends on Preferred Stock of $493,000 for the three month period and $996,000 for the six month period ended June 30, 1994, and $507,000 for the three month period and $1,014,000 for the six month period ended June 30, 1993.

       ** Fully diluted net income per share was calculated after adding tax effected interest on Subordinated Debentures of $747,000 for the three month period and $1,494,000 for the six month period ending June 30, 1994. Fully diluted net income per share for the three month period and six month period ending June 30, 1993 is equivalent to primary net income per share because conversion of the Preferred Stock was antidilutive.

                                      SIGNATURES


          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                        Pioneer Financial Services, Inc.




              August 12, 1994       /s/ Peter W. Nauert
                  Date              Peter W. Nauert
                                    Chairman and Chief Executive Officer




              August 12, 1994       /s/ David I. Vickers
                  Date              David I. Vickers
                                    Treasurer and Chief Financial Officer