Form 10-Q
period 1994-09-30
PIONEER FINANCIAL SERVICES INC /DE
filed 1994-11-14
CIK 799036

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.   20549

                                      Form 10-Q


  (Mark One)
  [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the quarterly period ended September 30, 1994

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

       The number of shares of the registrant's common stock, $1.00 par value per share, outstanding as of October 31, 1994 was 6,991,902.

  PIONEER FINANCIAL SERVICES, INC. AND SUBSIDIARIES

  PART I.                   FINANCIAL INFORMATION
  ITEM 1.                   FINANCIAL STATEMENTS

  CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share amounts)

                                                    September 30, December 31,
                                                        1994          1993
                                                     (Unaudited)
  ASSETS
  Investments-Note 1 and 3
   Securities available for sale
      Fixed maturities, at fair value
       (cost: $235,477)                              $  225,841     $       -
      Fixed maturities, at cost
       (fair value: $263,263)                                -         257,717
      Equity securities, at fair value
       (cost: 1994-$11,735; 1993-$12,382)                15,634         17,436
   Fixed maturities held to maturity, at amortized cost
      (fair value: 1994-$352,252; 1993-$325,540)        386,777        326,512
   Mortgage loans--at unpaid balance                      2,112          3,201
   Real estate--at cost, less accumulated depreciation   16,547             -
   Policy loans--at unpaid balance                       22,695         23,988
   Short-term investments--at cost,
     which approximates fair value                       11,687         45,352
  Total Investments                                     681,293        674,206

  Cash                                                    9,283         23,379
  Premiums and other receivables, less
   allowance for doubtful accounts                       18,360         20,734
  Amounts on deposit and due from reinsurers             75,936         74,366
  Deferred policy acquisition costs                     231,513        260,432
  Land, building and equipment-at cost, less
   accumulated depreciation                              24,646         22,248
  Accrued investment income                               9,398          8,482
  Deferred federal income taxes                           5,982          3,922
  Other                                                  22,617         20,502
                                                     $1,079,028     $1,108,271


                                                    September 30, December 31,
                                                        1994          1993
                                                     (Unaudited)

  LIABILITIES, REDEEMABLE PREFERRED STOCK,
      AND STOCKHOLDERS' EQUITY

  Policy liabilities:
    Future policy benefits                            $ 610,768     $ 610,734
    Policy and contract claims                          165,563       189,389
    Unearned premiums                                    76,832        87,945
    Other                                                17,327        15,037
                                                        870,490       903,105

  General expenses and other liabilities                 53,159        48,442
  Short-term notes payable                                3,798         5,575
  Long-term notes payable                                 2,400         1,125
  Convertible subordinated debentures                    57,477        57,477
                                                        987,324     1,015,724

  Redeemable Preferred Stock, no par value:
    $2.125 cumulative convertible exchangeable
     preferred stock
    Authorized:  5,000,000 shares
    Issued and outstanding:
     (1994: 885,200 shares; 1993: 947,000 shares)        22,130        23,675

  Stockholders' Equity
    Common Stock, $1 par value:
     Authorized:  20,000,000 shares
     Issued, including shares in treasury
      (1994-6,991,902; 1993-6,900,000)                    6,992         6,900
    Additional paid-in capital                           29,386        28,814
    Unrealized appreciation (depreciation) of
     available-for-sale securities                       (3,729)        3,285
    Retained earnings                                    44,787        34,645
    Less treasury stock at cost
     (1994-870,800 shares; 1993-556,800 shares)          (7,862)       (4,772)
  Total Stockholders' Equity                             69,574        68,872
                                                     $1,079,028    $1,108,271

  See notes to condensed consolidated financial statements.


  PIONEER FINANCIAL SERVICES, INC. AND SUBSIDIARIES

  CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
  (In thousands, except per share amounts)

                                      Three Months Ended     Nine Months Ended
                                        September 30,          September 30,
                                       1994      1993         1994     1993

  INCOME:
    Premiums and policy charges    $176,190   $154,132    $525,890   $463,664
    Net investment income            10,614      9,919      31,848     29,434
    Other income and realized gains
     and losses from investments      7,059      5,883      21,119     14,665
                                    193,863    169,934     578,857    507,763
  Benefits and expenses:
    Benefits                        105,804    100,883     344,567    310,163
    Insurance and general expenses   45,098     40,181     133,966    119,952
    Interest expense                  1,238      1,185       3,782      2,157
    Amortization of deferred policy
      acquisition costs              36,988     22,792      78,418     63,107
                                    189,128    165,041     560,733    495,379

  INCOME BEFORE INCOME TAXES          4,735      4,893      18,124     12,384
    Federal income taxes              1,414      1,765       5,901      4,334


  NET INCOME                          3,321      3,128      12,223      8,050


  PREFERRED STOCK DIVIDENDS             480        505       1,476      1,518


  INCOME APPLICABLE TO
    COMMON STOCKHOLDERS           $   2,841  $   2,623   $  10,747      6,532


  NET INCOME PER COMMON SHARE
    Primary                       $     .44  $     .40   $    1.64  $     .97
    Fully Diluted                 $     .32  $     .31   $    1.12  $     .91


  DIVIDENDS DECLARED
    PER COMMON SHARE              $   .0375  $      --   $    .1125 $      --


  AVERAGE COMMON AND COMMON
    EQUIVALENT SHARES OUTSTANDING
    Primary                           6,386      6,591       6,552      6,739
    Fully Diluted                    12,694     12,272      12,860      9,500

  See notes to condensed consolidated financial statements.


  PIONEER FINANCIAL SERVICES, INC. AND SUBSIDIARIES

  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
  (Unaudited)
  (In thousands)

                                                     Nine Months Ended
                                                       September 30,
                                                     1994        1993

  NET CASH PROVIDED BY OPERATING ACTIVITIES    $    12,683   $   30,056

  INVESTING ACTIVITIES
     Net decrease (increase) in                     33,665       (2,787)
        short-term investments

     Purchases of investments                     (209,132)    (206,830)

     Sale of investments                           105,736      138,162

     Maturities of investments                      56,196       59,285

     Net purchase of property and equipment         (5,304)      (2,569)

     Purchase of subsidiaries                           -        (9,685)

       NET CASH USED BY
         INVESTING ACTIVITIES                      (18,839)     (24,424)

  FINANCING ACTIVITIES

     Increase in convertible subordinated debentures    -        57,477

     Repayments of notes payable                      (502)     (31,446)

     Proceeds from sale of agent receivables        17,200       16,109

     Transfer of collections on previously
        sold agent receivables                     (18,802)     (15,447)

     Dividends paid                                 (1,865)      (1,518)

     Stock options exercised                           627          166

     Purchase of treasury stock                     (3,090)      (4,720)

     Retirement of preferred stock                  (1,545)        (205)

     Other                                              37           --

      NET CASH PROVIDED (USED) BY
          FINANCING ACTIVITIES                      (7,940)      20,416

  INCREASE (DECREASE) IN CASH                      (14,096)      26,048

  CASH AT BEGINNING OF PERIOD                       23,379       18,686

  CASH AT END OF PERIOD                         $    9,283    $  44,734

  See notes to condensed consolidated financial statements.


  PIONEER FINANCIAL SERVICES, INC. AND SUBSIDIARIES

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

  September 30, 1994

  NOTE 1 -- ACCOUNTING POLICIES

  BASIS OF PRESENTATION

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles
  (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1994 are not necessarily indicative of the results that may be expected for the year ended December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Pioneer Financial Services, Inc. ("Pioneer" or "the Company") Annual Report on Form 10-K for the year ended December 31, 1993.

  EARNINGS PER SHARE

  Primary earnings per share of Common Stock are determined by dividing net income for the period, less dividends on Preferred Stock, by the weighted average number of common stock and common stock equivalents (dilutive stock options) outstanding. Fully diluted earnings per share assumes conversion of the Preferred Stock outstanding and conversion of the Subordinated Debentures with related tax-effected interest added back to net income. Where the effect of the assumed conversion on net earnings would be antidilutive, fully diluted earnings per share represents the primary amount. (See discussion in Exhibit 11 on page 16).

  NEW ACCOUNTING STANDARD

  In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 115, "Accounting for Certain Investments in Debt and Equity Securities". As of January 1, 1994 the Company adopted the provisions of that standard. The effect as of January 1, 1994 of adopting Statement 115 increased stockholders equity by $3,605,000 (net of adjustments to deferred income taxes) to reflect the net unrealized holding gains on securities previously carried at amortized cost; there was no effect on net income as a result of the adoption of Statement 115. In the nine month period ended September 30, 1994 those net unrealized holding gains decreased by $9,868,000 (net of adjustments to deferred income taxes). The net unrealized depreciation was due primarily to increases in interest rates during the period.

  NOTE 2 -- STOCKHOLDERS' EQUITY

  The statutory accounting practices prescribed for Pioneer's insurance subsidiaries by regulatory authorities differ from GAAP. The combined statutory-basis capital and surplus of Pioneer's direct insurance subsidiaries was $103,820,000 and $106,567,000 at September 30, 1994 and December 31, 1993,
  respectively. Statutory net income of the insurance subsidiaries amounted to $1,376,000 and $2,228,000 for the three month periods ended September 30, 1994 and 1993, respectively, and $2,693,000 and $4,499,000 for the nine month periods ended September 30, 1994 and 1993, respectively.


  NOTE 3 -- INVESTMENTS

  Realized investment losses for the three month period ended September 30, 1994 were $254,000 compared to realized gains of $1,585,000 for the same period in 1993. Realized investment losses were $32,000 compared to realized gains of $1,907,000 for the nine month periods ended September 30, 1994 and 1993, respectively.


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

  ITEM 2.
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS

  Results of Operations - Three and Nine Month Periods ended September 30, 1994 compared to 1993.

  Division Overview

  The income (loss) before income taxes by division for the third quarter and first nine months of 1994 and 1993 respectively, are as follows
  (in thousands):
                                        Three Months          Nine Months
                                       Ended Sept. 3        Ended Sept. 30,
                                        1994     1993       1994      1993
  Health Insurance                   $ 1,320  $ 1,374    $ 6,813   $ 4,324
  Life Insurance                       2,627    2,839      6,947     7,445
  Marketing                            2,206    3,886     10,106     6,345
  Managed Care                           848     (527)     1,378      (787)
  Corporate Expenses                  (2,266)  (2,679)    (7,120)   (4,943)
    Total                            $ 4,735  $ 4,893    $18,124   $12,384

  Health Insurance

  The increase in pre-tax income for the nine month period was primarily due to continued cost reduction programs which reduced the general expense ratio approximately 1%. The decrease in pre-tax income for the three month period was due to charges totaling $1.7 million in the third quarter of 1994. The charge was the net effect of a $16.7 million adjustment to the deferred acquisition cost asset and a reduction of group medical claim reserve margins of $15 million. (See Consolidated Financial Condition and Results of Operations Section Following). The accident and health loss ratio decreased to 58% from 65% for the three month period and to 64% from 65% for the nine month period in 1994 as compared to the same periods in 1993. The improved loss ratios were due to a reduction in the group medical claim reserve margins as a result of improvements in claim processing and monitoring. The reduction in claim reserves resulted in an 8% loss ratio improvement for the three month period and a 3% improvement in the nine month period as compared to the same period in 1993. A small improvement in loss ratios on the medicare supplement products was offset by higher loss ratios in 1994 due to a change in product mix from the acquisition of Continental Life & Accident Company (CLAC).

  Life Insurance

  The results for the three and nine month periods of 1994 were slightly off from prior year amounts. The unit cost per policy in-force was slightly improved for the three and nine month period in 1994 as compared to 1993.
  The mortality in the first nine months of 1994 was slightly higher than levels experienced in the same period last year. The higher mortality is on a closed block of universal life business. Despite the overall decline in the Company's investment yields in 1994, the interest spread on life and annuity business continued to improve due to an aggressive crediting rate strategy. Realized investment gains in the life insurance division decreased from $2,282,000 in the three month period ended September 30, 1994 compared to $3,000 for the same period in 1993. Realized investment losses for the nine month period ended September 30, 1994 were $22,000 compared to gains of $2,416,000 for the same period in 1993.

  Marketing

  The increase in pre-tax income in the first nine months of 1994 as compared to the same period in 1993 is due to increased revenue coupled with cost reductions from the consolidation of the divisions career agent distribution system and revision of the agent training and recruiting programs. The pre-tax income was down for the third quarter of 1994 due to certain litigation costs and the write-off of agent balances associated with recently terminated agents.

  Managed Care

  Managed care operations showed a continued improvement in profit for the three and nine month periods ended September 30, 1994. The improvement compared to losses experienced the last three quarters of 1993 was due to the elimination of an unprofitable operating subsidiary in the fourth quarter of 1993. The managed care division also continued to expand sales to unaffiliated clients with a $355,000 or 37% increase for the three month period and a $1,264,000 or 58% increase for the nine month period in 1994 as compared to 1993. The consolidation of certain operations in July 1994 resulted in reduced expense levels in the third quarter.

  Corporate Expenses and Interest

  Interest expense increased in 1994 as compared to 1993 due to the issuance of the convertible subordinated debentures in July 1993. The corporate general expense also increased due to allocation of staff resources at the corporate and acquisition company level and increases in the investor relations program.

  CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The Company reported consolidated net income of $3,321,000 for the quarter ended September 30, 1994 as compared to $3,128,000 for the comparable period in 1993.

  Total premiums and policy charges increased $22,058,000 or 14% for the three month period and $62,226,000 or 13% for the nine month period in 1994 as compared to 1993. Accident and health premiums increased $20,168,000 or 14% for the three month period and $56,919,000 or 13% for the nine month period in 1994 compared to 1993. The premium increase was primarily attributable to increased premiums from major hospital products resulting primarily from the acquisition of CLAC completed in August 1993. Total premiums attributable to the remaining mix of Medicare supplement and long-term care products decreased $2,497,000 or 5% and $14,912,030 or 9% for the three and nine month periods in 1994 as compared to 1993.

  Net investment income increased $695,000 or 7% for the three month period and $2,414,000 or 8% for the nine month period in 1994 as compared to 1993. Annualized investment yields decreased for the nine month period from 6.9% in 1993 to 6.3% in 1994. The decrease in the investment yield is due to the shortening of the Company's average duration and the increased emphasis on tax-exempt securities included in the Company's portfolio.

  Other income and realized investment gains increased $1,176,000 or 20% for the three month period and $6,454,000 or 44% for the nine month period in 1994 as compared to 1993. The increase in other income was due to the acquisition of Healthcare Review Corporation and CLAC. In addition, the Company realized increased sales to unaffiliated customers in both the Marketing and Managed Care Divisions. Realized investment losses for the three month period ended September 30, 1994 were $254,000 compared to realized gains of $1,585,000 for the same period in 1993. Realized investment losses were $32,000 compared to realized gains of $1,907,000 for the nine month periods ended September 30, 1994 and 1993, respectively. The remaining other income generated by the Company's non-insurance subsidiaries remained relatively unchanged.

  Total benefits increased $4,921,000 or 5% for the three month period and $34,404,000 or 11% for the nine month period in 1994 as compared to 1993. Accident and health benefits, which include the change in unearned premiums, increased $2,503,000 or 3% for the three month period and $31,114,000 or 11% for the nine month period in 1994 as compared to 1993. The increase for the period was due primarily to the increased amount of collected premiums. The accident and health loss ratio decreased to 58% from 65% for the three month period and to 64% from 65% for the nine month period in 1994 as compared to the same period in 1993. The improved loss ratios were due to a reduction in the group medical claim reserve margins as a result of improvements in claim processing and monitoring. The reduction in claim reserves resulted in an 8% loss ratio improvement for the three month period and a 3% improvement in the nine month period as compared to the same periods in 1993. A small improve-ment in loss ratios on the medicare supplement products was offset by higher loss ratios due to a change in product mix from the acquisition of CLAC. Life and annuity benefits increased $2,418,000 or 25% for the three month period and $3,290,000 or 11% for the nine month period in 1994 as compared to 1993. The increase is due to higher mortality on a closed block of universal life and an increase in in-force business.

  The general expenses as a percent of premiums decreased for the three month period in 1994 as compared to the same period in 1993 due to the continued emphasis on cost reduction in the Health and Life Insurance Units. However, insurance and general expenses (which includes commission compensation to agents) increased $4,916,000 or 12% for the three month period and $14,014,000 or 12% for the nine month period in 1994 as compared to 1993 due to the increase in premium and policy charges for the three and nine month periods, primarily from the acquisition of CLAC.

  Amortization of deferred policy acquisition costs increased $14,196,000 for the three month period and $15,311,000 for the nine month period in 1994 as compared to 1993. The increase was due to an adjustment in the third quarter to the DAC asset on group and individual medical business issued in recent years. These blocks of business have achieved lower margins than expected due primarily to mandated state healthcare reforms. The Company is now assuming a lower level of future profitability on these blocks. The Company continues to monitor the profitability of its business on a quarterly basis. Increased lapses or unprofitability on the business could result in an increase in the amortization rate of deferred policy acquisition costs, which would adversely impact future earnings.

  The effective federal income tax rate decreased in the third quarter of 1994 due to the increased investment in tax-exempt securities included in the Company's portfolio and utilization of a net operating loss carryforward of a subsidiary.

  The Company acquired the building containing its corporate headquarters in Schaumburg, Illinois in January 1994 resulting in the increase in investment real estate. Other assets increased primarily due to an increase in federal income tax recoverables, capitalized assessments, and certain investment receivables. Premiums and other receivables decreased primarily due to a decrease in uncollected premiums. Amounts on deposit and due from reinsurers increased due to the timing of payments due from reinsurers. The decrease in short-term notes payable is consistent with their scheduled maturities. General expenses and other liabilities increased due to an increase in amounts due to reinsurers. The remaining balance sheet amounts remained relatively consistent with the amounts at December 31, 1993. The decrease in cash provided by operating activities was due primarily to a decrease in policy liabilities and an increase in federal income tax recoverables.

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

  At the federal level, it is not possible to predict which proposal, if any, will be adopted by Congress next year or when such a proposal may be enacted. However, we do expect there to be insurance market reforms in any package that would be passed. The Company is monitoring developments concerning healthcare reform and preparing its strategic responses to different possible reform scenarios. In response to existing legislation and in anticipation of future healthcare reform, the Company has broadened its health insurance, life insurance and managed care business and has continued to diversify products and services in selected market areas that the Company believes will be consistent with its targeted market focus and be less affected by healthcare reform. It is likely that healthcare reform at the federal and state levels will require the Company to make significant changes to the way it conducts its health insurance business, but it is not possible at this time to predict the nature or effects of healthcare reform or how soon it will be adopted and implemented, if at all. If state small group reform continues to add restrictions to insurance business and the federal government assumes responsibility for regulation and payment of much of the healthcare that is now handled by the private sector, this would significantly reduce or eliminate the Company's group medical insurance business.

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

  The Company has offered agent commission financing to certain of its agents and marketing organizations which consists primarily of annualization of first year commissions. This means that when the first year premium is paid in installments, the Company will advance a percentage of the commissions that the agent would otherwise receive over the course of the first policy year. The Company through a subsidiary has entered into agreements with an unaffiliated corporation to provide financing for its agent commission financing program through the sale of agent receivables. Proceeds from such sales for the nine month period ended September 30, 1994 and 1993 were $17.2 million and $16.1 million, respectively. The termination date of the current program is December 31, 1997, subject to extension or termination as provided therein.

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

  In July 1994, a subsidiary of the Company borrowed $2 million to finance the growth of business operations. Interest on the note is payable quarterly at the prime rate. The note requires principal repayments of $125,000 per quarter through July 1, 1998.

  The Company has a line of credit arrangement for short-term borrowings with three banks amounting to $20 million through April 1996, of which $1 million was used at September 30, 1994 to secure a letter of credit. The line of credit arrangement can be terminated, in accordance with the agreement, at the Company's option.

  In March, June and September 1994, the Company's Board of Directors announced a quarterly Common Stock dividend of 3.75 cents per share, with an expectation of a total of 15 cents per share to be paid for 1994.

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

  The Company currently has a signed letter of intent to purchase Connecticut National Life Insurance Company. The purchase is expected to be partially financed through current banking relationships. Although the Company is engaged in other ongoing preliminary evaluations of potential acquisitions, there are no existing agreements with respect to other significant acquisitions at the present time.

  PIONEER FINANCIAL SERVICES, INC. AND SUBSIDIARIES

  PART II.   OTHER INFORMATION



  Item 6.  Exhibits and Reports on Form 8-K

              (a)  Exhibits

                   Exhibit 11 - Statement of Computation
                                of Per Share Earnings

                   Exhibit 27 - Financial Data Schedule

              (b)  Reports on Form 8-K

              The Company filed no reports on Form 8-K during the third quarter of 1994.

                                   SIGNATURES


  Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     Pioneer Financial Services, Inc.



  November 14, 1994                  /s/ Peter W. Nauert
      Date                           ---------------------------------
                                     Peter W. Nauert
                                     Chairman and Chief Executive Officer


  November 14, 1994                  /s/ David I. Vickers
      Date                           ----------------------------------
                                     David I. Vickers
                                     Treasurer and Chief Financial Officer

                                     EXHIBIT 11

                          PIONEER FINANCIAL SERVICES, INC.
                   STATEMENT OF COMPUTATION OF PER SHARE EARNINGS

                      (In thousands, except per share amounts)
                                     (Unaudited)

                                     Three Months Ended   Nine Months Ended
                                       September 30,        September 30,

                                      1994       1993      1994       1993
  Net income                       $ 3,321    $ 3,128    $12,223   $ 8,050

  Average shares outstanding         6,191      6,343      6,302     6,624

  Common Stock equivalents from
    dilutive stock options,
    based on the treasury stock
    method using average market
    price                              195       248         250       115
          TOTAL-PRIMARY              6,386     6,591       6,552     6,739

  Common Stock equivalents from
    dilutive stock options, based
    on the treasury stock method
    using closing market price           -         74          -       207

  Additional shares assuming
    conversion of
    Preferred Stock                  1,416     1,522       1,416     1,522

  Additional shares assuming
    conversion of
    Subordinated Debentures          4,892     4,085       4,892     1,032

          TOTAL-FULLY DILUTED       12,694    12,272      12,860     9,500

  Net income per share-
      Primary*                     $   .44   $   .40     $  1.64  $    .97

  Net income per share-
      Fully Diluted**              $   .32   $   .31     $  1.12  $    .91



       * Primary net income per share was calculated after deducting dividends on Preferred Stock of $480,000 for the three month period and $1,476,000 for the nine month period ended September 30, 1994, and $505,000 for the three month period and $1,518,000 for the nine month period ended September 30, 1993.

      ** Fully diluted net income per share was calculated after adding tax effected interest on Subordinated Debentures of $747,000 for the three month period and $2,241,000 for the nine month period ending September
          30, 1994, and $620,000 for the three and nine month periods ending
          September 30, 1993.


