Form 10-K
PIONEER FINANCIAL SERVICES INC /DE
filed 1995-03-30
CIK 799036

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.   20549

                                     Form 10-K
  (Mark One)
  (X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)
  For the fiscal year ended December 31, 1994

  ( ) Transition report pursuant to section 13 or 15(d) of the Securities
   Exchange Act of 1934 (No Fee Required)
  For the transition period from                       to
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

      Registrant's telephone number, including area code (708) 995-0400

      Securities registered pursuant to Section 12(b) of the Act:
                                                   Name on Each Exchange
              Title of Each Class                   on Which Registered
              -------------------                  -------------------
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

                               YES   X      NO

       While it is difficult to determine the number of shares owned by non-affiliates (within the meaning of the term under the applicable regulations of the Securities and Exchange Commission), the registrant estimates that the aggregate market value of the registrant's common stock held by non-affiliates on March 24, 1995 (based upon an estimate that 74% of the shares are so owned by non-affiliates and upon the closing price of the common stock on the New York Stock Exchange) was $47,424,624.

       The number of shares of the registrant's common stock, $1.00 par value per share, outstanding as of March 24, 1995 was 5,902,873.

                        DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the registrant's definitive proxy statement for the annual meeting of stockholders to be held May 25, 1995 to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this Form 10-K.

       Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in
  Part III of this Form 10-K or any amendment to this Form 10-K.  (  )

                                      PART 1

  ITEM 1.  BUSINESS
  -----------------

  GENERAL

  Pioneer Financial Services, Inc. (the Company) markets and underwrites life insurance and health insurance in selected niche markets throughout the United States. The Company concentrates on three core insurance businesses:
  Life Insurance, Senior Health Insurance and Group Medical. The Company also has a Medical Utilization Management unit which in part supports the Group Medical Division.

  The Life Insurance Division underwrites mid-sized term insurance, interest sensitive and universal life insurance for the middle income and Senior markets. In January 1995, the Company acquired Connecticut National Life Insurance Company which will increase gross annual revenue by approximately $35 million and total assets by over $350 million.

  The Life Insurance Division is organized to sell its products through a national network of brokerage general agents (BGAs). Manhattan National Life has developed a network of 50 BGAs who in the aggregate contract with approximately 10,000 brokers across the nation to sell the Company's product line to fit their niche needs. With the addition of Connecticut National Life, 50 BGAs and approximately 10,000 brokers are added to this national distribution system. Since the distribution systems of Connecticut National Life and Manhattan National Life are nearly mirror images, the blending of companies enhances the product portfolios of each company.

  The Senior Health Insurance Division concentrates on underwriting and administering a full range of specialty health insurance for Americans age 65 and older. The products include traditional Medicare supplement, Medicare Select, group Medicare supplement, long term care and home health care. A nationwide brokerage network of 15,000 individual agents sells the Company's Senior products. These agents also distribute the Company's life insurance and annuity products, with this revenue being reflected in the Life Insurance Division. The Senior Health Insurance Division accounted for 34% of the Company's health insurance premiums in 1994.

  The Group Medical Division markets, underwrites and administers small group and individual major medical policies and markets managed care products (health maintenance organizations--HMOs) for self-employed individuals and small business owners. The Division also provides insurance and non-insurance marketing services for unaffiliated insurance companies and associations. The Company's marketing subsidiaries in this Division receive commission overrides and other fee income from these client companies, which increases revenues without adding to the insurance underwriting risk liability. The Division markets through two sales units: a nationwide force of approximately 1,800 trained career agents, an a network of over 50 professional telemarketing representatives who access approximately 9,500 independent insurance brokers nationwide through the Company's computer database. The Company also has an established telemarketing subsidiary with facilities in Phoenix, Arizona, and Arlington, Texas. The Division accounted for 66% of the Company's health insurance premiums in 1994.

  The Company's Medical Utilization Management unit provides healthcare coordination to control medical expense costs for insurance companies, government agencies, self-insured businesses, unions, HMOs and third party administrators. Services include precertification of care, provider networks and case management. This unit's services provide significant claims cost savings for the Company's Group Medical Division. In addition, the unit markets its services to many unaffiliated companies and organizations. In 1994, approximately 68% of the unit's revenue was derived from services provided to unaffiliated organizations.

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

  The executive offices of the Company are located at 1750 East Golf Road, Schaumburg, Illinois 60173, and it telephone number is (708) 995-0400. The term "Company" refers to Pioneer Financial Services, Inc. (PFS) and, unless the context otherwise requires, its subsidiaries.

  Information on revenue and pre-tax income by Business Division is set forth in Note 20 of the Notes to Consolidated Financial Statements.

  PRODUCTS

  LIFE INSURANCE DIVISION

  Substantially all of the Company's life insurance policies are individually and medically underwritten and issued, other than small accidental death benefit policies, which are not material to the Company.

  The following table sets forth the breakdown of premiums collected (including receipts not related to policy charges) among traditional life policies (term and whole life), interest sensitive and universal life policies and annuities for the periods shown:

                                    Year Ended December 31,
                   ----------------------------------------------------------
                         1994                1993                1992
                   ----------------    -----------------    -----------------
                   Amount   Percent    Amount    Percent    Amount    Percent
                   ------   -------    ------    -------    ------    -------
                                   (Dollars in thousands)

  Traditional      $32,238      44     $26,353       50     $20,300       45
  Int Sensitive
   & Univ Life      17,590      24      16,300       31      18,399       41
  Annuties          22,807      32      10,004       19       6,212       14
                   -------    ---      -------     ---      -------     ---
  Total            $72,635     100     $52,657      100     $44,911      100

  For 1992, premium collected from the Company's life insurance products were approximately 27% first year and 73% renewal, for 1993 approximately 24% were first year and 76% renewal, and for 1994 premiums collected were approximately 28% first year and 72% renewal.

  The Company's gross life insurance in force was as follows at the dates shown:

                                     December 31,
                            ------------------------------
                            1994         1993         1992
                            ----         ----         ----
                                 (Dollars in millions)
  Traditional              $10,803     $10,320      $ 8,757
  Interest Sensitive
   & Universal Life
   Policies                  1,779       1,503        1,582
                          -------      -------      -------
  Total                    $12,582     $11,823      $10,339

  TRADITIONAL LIFE. The largest portion of the Life Insurance Division's business is in term life insurance, specializing in face amounts of $100,000 to $500,000, sold to middle and higher income families. Marketed under the name "Super Saver Term," this series features low cost 5, 10 and 15 year term life insurance products.

  In 1994 the Company also began selling a significant amount of smaller unit whole life insurance policies specifically designed to cover final expenses for senior citizens.

  For a number of years, the Company's subsidiary, Manhattan National Life, has offered individually underwritten insurance on lives of persons who, to varying degrees, do not meet the requirements of standard insurability. Higher premiums are charged for these "impaired" or "substandard" lives, and, where the amount of insurance is large or the risk is significant, a portion of the risk is reinsured.

  INTEREST SENSITIVE LIFE AND UNIVERSAL LIFE. The Company's interest sensitive and universal life insurance products provide life insurance with rates of return which are adjusted in relation to prevailing interest rates. The policies permit the Company to change the rate of interest credited to the policy from time to time. Universal life insurance products credit current interest rates to cash value accumulations, permit adjustments in benefits and premiums at the policyholder's option, and deduct mortality and expense charges monthly. Under other interest sensitive policies, premiums are flexible, allowing the policyholders to vary the frequency and amount of premium payments, but typically death benefit changes may not be made by the policyholders. Some universal life products offer lower premiums for non-smokers in good health. For both universal life and other interest sensitive policies, surrender charges, if any, are deducted from the policyholder's account value at the time of surrender. No surrender charges are deducted if death benefits are paid or if the policy remains in force for a specified period.

  The Company's "Interest Sensitive Series" includes whole life policies ideally suited for the impaired risk market. This product series provides permanent protection with a fixed, guaranteed level premium and an interest rate persistency bonus. The "Financial Lifestyle II" is a highly flexible back-load universal life policy providing low-cost protection with tax-deferred cash accumulation.

  ANNUITIES. The Company's single and flexible premium deferred annuities are offered to individuals. An annuity contract generally involves the accumulation of premiums at a compound interest rate until the maturity date, at which time the policyholder can choose one of the various payment options. Options include periodic payments during the annuitant's lifetime or the lifetime of the annuitant and spouse, with or without a guaranteed minimum period; periodic payments for a fixed period regardless of the survival of the annuitant; or lump sum cash payment of the accumulated value. The Company's annuities typically provide for the crediting of interest at rates set from time to time by the Company.

  SENIOR HEALTH INSURANCE DIVISION

  The Company's Senior Health products, all of which are individually underwritten and issued, include Medicare supplement insurance, long term care, home health care and various specialty health coverages.

  MEDICARE SUPPLEMENT. Since the inception of the Medicare program in 1966, the Company has offered policies designed to supplement Medicare benefits. Such policies accounted for approximately 37% of health premiums in 1992, approximately 33% of health premiums in 1993 and approximately 27% of health premiums in 1994. These policies provide payment for deductibles and the excess over maximum limits of the federal Medicare program. Under these policies, annual premiums may be increased if policy benefits increase as a result of changes in Medicare coverage. In 1991 the National Association of Insurance Commissioners (NAIC) defined 10 model Medicare supplement policies. In states which have adopted the NAIC model, only those 10 policies can be sold. In most states, the Company markets 8 of the 10 model policies--those which the Company believes are most applicable to the Company's market. All states have adopted the NAIC model or similar legislation which specifically defines policy models.

  The federal government began a test program, allowing 15 specified states to participate in a "Medicare Select" program. Medicare Select policies combine the cost advantages of a preferred provider organization with a Medicare supplement policy to provide a reduced premium cost for policyholders. Utilizing specified medical providers, certain costs are reduced and these savings are passed on to the consumer through the insurance company. The Company markets Medicare Select policies in a number of states and has plans to expand into the other available states. In addition, if the federal government allows the Medicare Select program to expand to other states, the Company plans to also expand its marketing to those additional states.

  LONG TERM CARE AND HOME HEALTH CARE. The Company also offers long term care and home health care products designed principally for Senior citizens. Long term care policies generally provide specified per day benefits for nursing home confinements. Home health care policies provide specified per day benefits for required health services received in the home, and comprehensive coverages which provide benefits for all levels of nursing home care, home health care and adult day care.


  SPECIALTY HEALTH. The Company offers various specialty health products which typically are sold in conjunction with the Company's principal health products. Policies include hospital indemnity, private duty nursing and cancer plans.

  GROUP MEDICAL DIVISION

  The Group Medical Division's products include health insurance products individually underwritten and issued. For 1992, 1993 and 1994, the Division produced health insurance premium revenue of approximately $306,880,000, $357,784,000 and $431,831,000, respectively. The Division also derives marketing commission revenue and other fee income through marketing insurance and other products of unaffiliated companies and associations.

  The insurance products marketed and underwritten by the Company's subsidiaries include major hospital and specialty health insurance products.

  MAJOR HOSPITAL. The Company offers major hospital insurance plans on an individual basis and on a group trust and association basis and has issued master policies for such plans to several trusts and associations. These plans are designed to cover in-hospital expenses for self-employed individuals, small business owners, employees and their families. Hospital, surgical and other medical expenses are covered on an expense incurred basis with certain benefit limits after a prescribed deductible. The Company provides products with benefit alternatives such as increased deductibles and different benefit structures designed to enable policyholders to maintain insurance protection without increased premium rates. In 1994 the Company introduced "ChoicePlus," a product which combines HMO-type wellness features within a specific provider network along with in-network and out-of-network indemnity benefits.

  In December 1991, the NAIC adopted the Small Employers Availability Act
  (Act). This Act affects the rating and underwriting methodology that can be applied to insurance coverage sold to small employers, generally categorized as those employing 25 people or less. In response to the Act, the Company has modified and continues to modify its new products for sale in those states adopting the Act or adopting other healthcare reforms.

  The Marketing Unit of the Group Medical Division also derives revenue through sales of products of unaffiliated insurance companies. These products include medical insurance for medium-sized groups (50 or more), employer self-funded plans, flexible premium universal life insurance, disability income protection and annuities. The Company also markets HMO products in areas where these products have a significant competitive advantage over traditional indemnity insurance products. The HMO products are sold in selected states through marketing relationships with regional HMOs. In addition to commission revenue, sales of these HMOs provide the sales force with opportunities to cross-sell the Company's other products.

  Another unit of this Division markets membership benefit packages to various national associations. These packages include discounts on dental services, hotels/motels, airfares, prescription drugs, vision and hearing aid equipment and other services.

  PREMIUMS AND LOSS RATIOS

  In both the Senior Health Insurance Division and the Group Medical Division, the Company may adjust premium rates by class, policy form and state in which the policy is issued subject to applicable regulation in order to maintain anticipated loss ratios. Since premium rate adjustments can have the tendency to increase policy lapses, conservation and customer service activities are emphasized. As a result, the Company has successfully avoided any significant increases in policy lapses in both the small business and Senior citizen markets. Both health insurance divisions follow a proactive approach involving strict scrutiny of all health premium rates on a monthly basis. The matching of pricing structure with the actual claims experience varies by product line and state. This ongoing analysis provides the time basis necessary for orderly adjustment of premiums.

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

                                        Year Ended December 31,
                                ----------------------------------------------
                                   1994     1993      1992     1991     1990
                                  ------   ------   ------   ------   ------
                                            (Dollars in thousands)

  Senior Health
    Earned premiums . . . . .   $225,604  $243,482 $264,697 $298,653 $249,409
    Losses and loss adjustment
      expenses  . . . . . . .    137,853   154,561  176,149  200,446  173,307
    Loss ratio  . . . . . . .        61%       63%      67%      67%      69%
  Group Medical
    Earned premiums . . . . .   $443,599  $375,275 $302,881 $294,431 $234,004
    Losses and loss adjustment
      expenses  . . . . . . .    279,419   251,955  200,781  176,222  168,939
    Loss ratio  . . . . . . .        63%       67%      66%      60%      72%
  Total Accident and Health
    Earned premiums . . . . .   $669,203  $618,757 $567,578 $593,084 $483,413
    Losses and loss adjustment
      expenses  . . . . . . .   $417,272  $406,516  376,930  376,668  342,246
    Loss ratio  . . . . . . .        62%       66%      66%      64%      71%

  PREMIUM DISTRIBUTION

       The Company's insurance subsidiaries collectively are licensed to sell insurance in 49 states and the District of Columbia. The importance to the Company of particular states may vary over time as the composition of its agency network changes. The geographic distribution of collected premiums (before reinsurance) of the Company's subsidiaries in 1994 was as follows:

                               Total            Percent
                               _____            _______
                                 (Dollars in thousands)

         Texas                 $77,298            10.3
         Florida                77,151            10.2
         California             57,779             7.7
         Illinois               57,087             7.6
         North Carolina         31,640             4.2
         Ohio                   22,992             3.1
         Pennsylvania           22,891             3.0
         Other (1)             406,471            53.9
                             --------           -----
              Total           $753,309           100.0

  (1) Includes 42 other states, the District of Columbia, and certain U.S. territories and foreign countries, each of which account for less than 3% of collected premiums.

  UNDERWRITING

       A major portion of the Company's insurance coverages are individually underwritten to assure that policies are issued by the Company's insurance subsidiaries based upon the underwriting standards and practices established by the Company. Applications for insurance are reviewed to determine if any additional information is required to make an underwriting decision, which depends on the amount of insurance applied for and the applicant's age and medical history. Such additional information may include medical examinations, statements from doctors who have treated the applicant in the past and, where indicated, special medical tests. If deemed necessary, the Company uses investigative services to supplement and substantiate information. For certain coverages, the Company may verify information with the applicant by telephone. After reviewing the information collected, the Company either issues the policy as applied for, issues the policy with an extra premium charge due to unfavorable factors, issues the policy excluding benefits for certain conditions for a period of time or rejects the application. For certain of its coverages, the Company has adopted simplified policy issue procedures in which the applicant submits a simple application for coverage typically containing only a few health related questions instead of a complete medical history.

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

       Reinsurance agreements are intended to limit an insurer's maximum loss on the specified coverages. The ceding of reinsurance does not discharge the primary liability of the original insurer to the insured, but it is the practice of insurers (subject to certain limitations of state insurance statutes) to account for risks which have been reinsured with other approved companies, to the extent of the reinsurance, as though they are not risks for which the original insurer is liable. See Note 6 of Notes to Consolidated Financial Statements.

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

                                                  December 31,
                                     -------------------------------------
                                          1994                     1993
                                     --------------          -------------
                                     Amount      %           Amount     %
                                     ------     ---          ------    ---
                                             (Dollars in thousands)

  Fixed maturities to be held
   to maturity:
      U.S. Treasury                 $  8,891     1%         $  9,124    1%
      States and political
       subdivisions                    8,888     1             5,200    1
      Foreign governments              2,992     1                 -    -
      Corporate securities           147,419    20           119,276   18
      Mortgage-backed securities     210,460    29           192,912   29
                                    --------   ----         --------  ----
        Total fixed maturities
         to be held to maturity      378,650    52           326,512   49

  Fixed maturities available
   for sale:
      U.S. Treasury                   21,852     3            26,894    4
      States and political
        subdivisions                  25,819     3            21,571    3
      Foreign governments              3,465     1             4,056    1
      Corporate securities            89,401    12            73,981   11
      Mortgage-backed securities      78,211    11           131,215   19
                                    --------   ----         --------  ----
        Total fixed maturities
         available for sale          218,748    30           257,717   38
                                    --------   ----         --------  ----

  Equity securities...........        15,440     2            17,436    3
  Real estate.................        16,959     2                 -    -
  Mortgage and policy loans...        24,888     4            27,189    4
  Short-term investments......        69,152    10            45,352    6
                                    --------   ----         --------  ----

      Total Investments.......      $723,837   100%         $674,206  100%
                                    ========   ====         ========  ====

  At December 31, 1994, the average expected term of the Company's fixed maturity investments was approximately five years. The results of the investment portfolio for the periods shown were as follows:

                                            Year Ended December 31,
                                     -----------------------------------
                                         1994         1993         1992
                                      --------     --------     --------
                                              (Dollars in thousands)

  Average month-end investments .     $679,331     $592,546    $549,643
  Net investment income . . . . .       42,786       40,242      43,555

  Average annualized yield on
   investments (1)  . . . . . . .         6.3%         6.8%         7.9%
  Realized investment
   losses (2) . . . . . . . . . .     $  (383)    $ (1,336)    $    (47)

  (1) Not computed on a taxable equivalent basis. Includes interest income paid or accrued on fixed maturity securities and loans and dividends on equity securities.

  (2) See Note 4 of Notes to Consolidated Financial Statements for information on unrealized appreciation (depreciation) on investments.

       The Company's investment policy is to balance its portfolio between long-term and short-term investments so as to achieve investment returns consistent with preservation of capital and maintenance of liquidity adequate to meet payment of policy benefits and claims. Current policy is to invest primarily in fixed income securities of the U.S. government and its agencies and authorities, and in fixed income corporate securities with investment grade ratings of Baa or better. At December 31, 1994, less than 1% of the Company's total investment portfolio was below investment grade or unrated. The Company intends to invest no more than 4% of its admitted assets in securities below investment grade.

  For a detailed discussion of the Company's investment portfolio, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

  HEALTHCARE REFORM

  Many proposals have been introduced in Congress and various state legislatures to reform the present healthcare system. Most of these proposals are specifically directed at the small group healthcare market, a significant portion of the Company's health business. At the state level, a number of states have passed or are considering legislation that would limit the differentials in rates that carriers could charge between new business and renewal business with respect to similar demographic groups. Legislation also has been adopted or is being considered that would make health insurance available to all small groups by requiring coverage of all employees and their dependents, by limiting the applicability of pre-existing conditions exclusions, by requiring carriers to offer a basic plan exempt from certain mandated benefits as well as a standard plan and by establishing a mechanism to spread the risk of high risk employees to all small group carriers.

  At the federal level, it is not possible to predict which proposal, if any, will be adopted by Congress or when such a proposal may be enacted. However, we do expect there to be insurance market reforms in any package that would be passed. The Company is monitoring developments concerning healthcare reform and preparing its strategic responses to different possible reform scenarios. In response to existing legislation and in anticipation of future healthcare reform, the Company has broadened its senior health insurance, life insurance and medical utilization management business and has continued to diversify products and services in selected market areas that the Company believes will be consistent with its targeted market focus and be less affected by healthcare reform. It is likely that healthcare reform at the federal and state levels will require the Company to make significant changes to the way it conducts its health insurance business, but it is not possible at this time to predict the nature or effects of healthcare reform or how soon it will be adopted and implemented, if at all. If state small group reform continues to add restrictions to insurance business and the federal government assumes responsibility for regulation and payment of much of the healthcare that is now handled by the private sector, this would significantly reduce or eliminate the Company's group medical insurance business.

  GOVERNMENT REGULATION

       In common with all domestic insurance companies, the Company's insurance subsidiaries are subject to regulation and supervision in the jurisdictions in which they do business under statutes which typically delegate regulatory, supervisory and administrative powers to state insurance commissions. The method of such regulation varies, but regulation relates generally to the licensing of insurers and their agents, the nature of and limitations on investments, approval of policy forms, reserve requirements, the standards of solvency which must be met and maintained, deposits of securities for the benefit of policyholders, periodic examination of insurers, and trade practices, among other things. The Company's accident and health coverages generally are subject to rate regulation by state insurance departments which in certain cases require that certain minimum loss ratios be maintained.

       Certain states also have insurance holding company laws which require registration and periodic reporting by insurance companies controlled by other corporations licensed to transact business within their respective jurisdictions. The Company's insurance subsidiaries are subject to such laws and are registered as controlled insurers in those jurisdictions in which such registration is required. Such laws vary from state to state but typically require periodic disclosure concerning the corporation which controls the registered insurers and all subsidiaries of such corporation, and prior notice to, or approval by, the state insurance department of intercorporate transfers of assets and other transactions (including payments of dividends in excess of specified amounts by the insurance subsidiary) within the holding company system.

  EMPLOYEES

       As of December 31, 1994, the Company employed approximately 1,900 persons on a full-time basis. The Company considers its employee relations to be good.

  EXECUTIVE OFFICERS OF THE REGISTRANT

       Information concerning the executive officers and directors of the Company is set forth below:


  Peter W. Nauert............... 51    Chairman, Chief Executive Officer,
                                       Director

  Charles R. Scheper............ 42    President - Life Division and Director

  Thomas J. Brophy.............. 59    President - Health Division and Director

  William B. Van Vleet.......... 70    Executive Vice President, General
                                       Counsel, and Director

  Anthony J. Pino............... 47    Executive Vice President

  Philip J. Fiskow.............. 38    Senior Vice President and Chief
                                       Investment Officer

  Ernest T. Giambra, Jr..........47    Executive Vice President

  David I. Vickers.............. 34    Vice President, Treasurer and Chief
                                       Financial Officer

  Michael A. Cavataio........... 50    Director

  Richard R. Haldeman........... 51    Director

  R. Richard Bastian, III....... 48    Director

  Karl-Heinz Klaeser............ 62    Director

  Michael K. Keefe.............. 50    Director

  Robert F. Nauert.............. 70    Director

  Carl A. Hulbert............... 72    Director

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

       Charles R. Scheper was elected President of the Company in March 1995. He was Vice President of the Company from 1991 to March 1995 and was Chief Financial Officer from May 1993 to December 1993. In March 1992, he was elected Executive Vice President. Since February 14, 1992, he has been President and Vice Chairman of the Board of Manhattan National Life. Prior to the Company's acquisition of Manhattan National Life, Mr. Scheper was Manhattan's Senior Vice President and Chief Financial Officer, a position which he held from May 1987. Prior to joining Manhattan National Life, Mr. Scheper was with Union Central Life from 1979, having served as Vice President and Controller since 1985.

       Thomas J. Brophy was elected President of the Company in March 1995. He was Senior Vice President since joining the Company in November 1993. Prior to joining the Company, Mr. Brophy was President and Chief Operating Officer of Southwestern Life Insurance Company from June 1990 to September 1993. Mr. Brophy also held senior executive positions with various I.C.H. Corporation subsidiaries from March 1974 to his joining of the Company in November 1993.

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

       R. Richard Bastian, III has been a Director of the Company since December 1994. Mr. Bastian is a management consultant, specializing in strategic planning and organizational development. Mr. Bastian's career includes over twenty-eight years in the financial services industry, most recently as President and Chief Executive Officer of Heritage Bank & Trust of Racine, Wisconsin. Prior to Heritage, he served as Chairman, President and Chief Executive Officer of Bank One, Rockford and its predecessor, First Community Bancorp, an $800 million multi-bank holding company. He has also held management positions at banks in Tulsa and Philadelphia where his banking career began in 1966.

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

       Carl A. Hulbert was elected Director of the Company in March 1995. Mr. Hulbert is a management consultant, specializing in the insurance industry. Mr. Hulbert is a past Insurance Commissioner of the state of Utah. He has also been a Director for numerous insurance companies during his 49 year business career.

  Item 2.  Properties
  -------------------

         The principal executive offices of the Company are located in Schaumburg, Illinois in a building purchased by the Company in January 1994. The Company, through a subsidiary, owns three buildings in Rockford, Illinois. The Company believes these facilities will adequately serve its needs for the foreseeable future and could accommodate expansion of the Company's business. The Company, through another subsidiary, also owns a building in the Dallas, Texas metropolitan area which currently serves as the main administrative office for the Company's Group Medical Division. The Company leases the office of its other regional service centers. The executive and administrative offices of Manhattan National Life are located in Cincinnati, Ohio in leased space.

  Item 3.  Legal Proceedings
  --------------------------

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

  Item 4.  Submission of Matters to a Vote of Security Holders
  ------------------------------------------------------------

       NONE

                                      PART II

  Item 5.  Market for Registrant's Common Equity and Related Stockholders
  Matters
  -----------------------------------------------------------------------

       The Company's Common Stock is traded on the New York Stock Exchange and Chicago Stock Exchange. The following table sets forth, for the periods indicated, the high and low last reported sale prices for the Common Stock on the New York Stock Exchange as reported on the consolidated transaction reporting system.

                                       High         Low
                                     --------    -------
     Quarter ended:

      March 31, 1993..............      5 1/2       4 3/4
      June 30, 1993...............      9 1/8       5 1/4
      September 30, 1993..........     10 7/8       8 3/8
      December 31, 1993...........     14          10 1/2

      March 31, 1994..............     14 3/4      11 1/8
      June 30, 1994...............     12          10
      September 30, 1994..........     10 1/2       8 3/4
      December 31, 1994...........     10           8 3/4

       As of December 31, 1994, there were approximately 550 holders of record of the Company's Common Stock.

       On March 18, 1994, the Company's Board of Directors announced a quarterly common stock dividend of 3.75 cents per share with a total of 15 cents per share paid in 1994.

       On March 18, 1995, the Company's Board of Directors announced a quarterly common stock dividend of 4.5 cents per share with an expectation of a total of 18 cents per share to be paid for 1995.

  Item 6.  Selected Consolidated Financial Data
  ---------------------------------------------

       The following selected consolidated financial data for the five years ended December 31, 1994; are derived from the consolidated financial statements of the Company. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein.

                                    (In thousands except per share amounts)
                                           Year Ended December 31,
                                 --------------------------------------------
                                  1994     1993      1992      1991     1990
                                 ------   ------    ------    ------   ------

  Operating Data:

   Accident and health premiums$659,180  $601,684 $559,894  $593,236 $508,957
   Life and annuity premiums
     and policy charges          44,929    39,282   35,219    33,321   30,693
   Net investment income         42,786    40,242   43,555    47,974   48,416
   Other income and realized
     investment gains/losses     27,260    17,920   17,305    34,207   22,951
                                -------  -------   -------  -------  -------
       Total revenues           774,155   699,128  655,973   708,738  611,017

   Accident and health benefits 407,249   397,963  368,046   376,820  367,790
   Life and annuity benefits     42,947    39,419   47,622    46,128   46,889
                                -------  -------   -------  -------  -------
       Total benefits           450,196   437,382  415,668   422,948  414,679
                                -------  -------   -------  -------  -------
       Total benefits and
         expenses               748,133   680,364  681,409   695,418  625,178
                                -------   -------  -------   -------  -------

   Income (loss) before
     income taxes                26,022    18,764  (25,436)   13,320  (14,161)

   Net income (loss)             17,149    12,145  (16,959)    8,872   (9,346)

   Preferred stock dividends      1,904     2,021    2,039     2,039    2,164
                                -------  --------  -------  --------  --------

   Income (loss) applicable to
     common stockholders        $15,245  $ 10,124 $(18,998)  $  6,833 $(11,510)
                                =======  ======== =========  ======== =========

   Net income (loss) per
     common share
         Primary                 $ 2.36    $ 1.51   $(2.85)   $ 1.02   $(1.72)
         Fully diluted             1.58      1.26    (2.85)     1.02    (1.72)

  Dividends declared per
     common share                   .15         -        -         -        -

   Average common and common
     equivalent shares
     outstanding
         Primary                  6,459     6,724    6,660     6,699     6,690
         Fully diluted           12,734    10,731    8,195     8,234     8,226

                                   (In thousands except per share amounts)
                                                 December 31,
                                 -------------------------------------------
  Balance Sheet Data              1994     1993       1992     1991     1990
                                 ------   ------    ------   ------   ------

    Total investments          $723,837  $674,206 $568,349  $528,725 $563,807
    Deferred policy acquisition
     costs                      225,618   260,432  269,674   313,453  309,016
    Total assets              1,075,700 1,108,271  978,689   969,190  990,560
    Policy liabilities          868,608   903,105  805,696   776,571  739,845
    Short-term notes payable     20,093     5,575   12,931     6,371   16,218
    Long-term notes payable       2,520     1,125   25,170    21,600   27,000
    Subordinated Debentures      57,427    57,477       -         -        -
    Redeemable Preferred Stock   21,682    23,675   23,990    23,990   23,990
    Stockholders' equity         68,328    68,872   62,732    75,470   64,738
    Stockholders' equity
     per common share          $  11.55   $ 10.86  $  9.21   $ 11.39  $  9.77

  Item 7.   Management's Discussion and Analysis of Financial Condition and

            Results of Operations
  -------------------------------------------------------------------------

  RESULTS OF OPERATIONS

  1994 COMPARED TO 1993

  DIVISION OVERVIEW
  -----------------

       The income (loss) before income taxes by Division for 1994 and 1993 is as follows (in thousands):

                                1994            1993
                                ----            ----

  Group Medical              $ 10,889        $  6,528
  Senior Health                13,420          12,255
  Life Insurance                8,537           7,623
  Medical Utilization Mgmt      2,026          (1,211)
  Corporate                    (8,850)         (6,431)
                             --------        --------
  Total                      $ 26,022        $ 18,764
                             ========        ========

  GROUP MEDICAL
  -------------

       The increase in pre-tax income for 1994 was due primarily to inclusion of the profits of Continental Life & Accident Company (CLAC), acquired in August 1993, and continued cost reduction plans. CLAC produced pre-tax profits of $2,787,000 in 1994 compared to a small loss in 1993.

       The Division incurred a pre-tax charge of $1,700,000 in the third quarter of 1994 which was the net effect of a $16,700,000 adjustment to the deferred acquisition cost (DAC) asset and a reduction of group medical claim reserve margins of $15,000,000. Through its periodic review of the DAC asset, the Company recognized the impact of state healthcare reforms on the future profitability of certain of its group medical products. These reforms include mandated benefits, guaranteed issue requirements and limitations on premium rate increases. The Company identified blocks of this business that are not anticipated to achieve the future profit margins originally assumed.

       The Company has also historically held margins in its group accident and health claim reserves to provide for potential adverse deviation. The claim reserve estimates are continually reviewed and adjusted as necessary. Based on payments through the first nine months of 1994, the Company determined that claim reserves contained significantly higher margins than originally projected. As a result, claim reserve margins of $15,000,000 were released in the third quarter of 1994. The Company continues to hold additional margins which it considers to be reasonable in its group medical claim reserves.

  SENIOR HEALTH
  -------------

       The increase in pre-tax income was due to the reduction in loss ratios, from 63.5% to 61.1%, primarily on a mature block of nursing home business and realized investment gains compared to realized losses of $2,520,000 in 1993.

  The improvements were offset by a 6.8% reduction in collected premium revenue during 1994.

  LIFE INSURANCE
  --------------

       The increase in pre-tax income for the Life Insurance Division was due to a substantial increase in new sales, improved spreads on interest sensitive business, and a slight improvement in the unit cost per policy. Despite the decline in the average annual investment yield in 1994, the Division continued to aggressively manage the interest rate crediting strategy. The unit cost per policy improved 5% to approximately $76 in 1994 as compared to $80 in 1993. The mortality was consistent with levels experienced in 1993. Realized investment losses were $158,000 in 1994 compared to realized investment gains of $621,000 in 1993.

  MEDICAL UTILIZATION MANAGEMENT
  ------------------------------

       The improvement in pre-tax profitability of this Division in 1994 compared to losses experienced in 1993 was due to the elimination of an unprofitable operating subsidiary in the fourth quarter of 1993 and a significant increase in new sales to unaffiliated customers. The revenue from unaffiliated customers increased 131% to $10,416,000 in 1994 of which 53% or $5,498,000 was related to the 1993 acquisition of Healthcare Review Corporation. The consolidation of certain operations in July 1994 resulted in reduced expense levels the second half of the year.

  CORPORATE EXPENSE AND INTEREST
  ------------------------------

       Interest expense increased in 1994 as compared to 1993 due to the issuance of the convertible subordinated debentures in July 1993 and the increase in other notes payable in 1994.

  CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ----------------------------------------------------------

       The Company reported net income of $17,149,000 for the twelve months ended December 31, 1994, compared to $12,145,000 for the comparable period in 1993. The increase was due to profits from Continental Life & Accident Company (CLAC), improved loss ratios in the Senior Health Division, expense reductions and improved spreads in the Life Insurance Division, and increased revenue and margins in the Medical Utilization Management Division.

       Total revenues increased $75,027,000 or 11% for the twelve month period in 1994 as compared to 1993. The increase in revenue is primarily due to the increase in premiums and policy charges of $63,143,000.

       Accident and health insurance premiums increased $57,496,000, or 10% in 1994 as compared to 1993. Premiums from major hospital plans increased $81,472,000 in 1994 as compared to 1993 primarily due to the acquisition of CLAC completed in August 1993. Total premiums attributable to the remaining mix of Medicare supplement and long-term care products decreased $23,976,000 or 4%.

       Net investment income increased $2,544,000 or 6% in 1994 compared to 1993. Annualized investment yields decreased from 6.8% in 1993 to 6.3% in 1994. The decrease in the investment yield was principally due to the shortening of the Company's average duration and the increased emphasis on tax-exempt securities included in the Company's portfolio.

       Other income and realized investment gains and losses increased $9,340,000 or 52% in 1994 compared to 1993. The increase in other income was due to the acquisitions of Healthcare Review Corporation (HRC) and CLAC in August 1993. In addition, the Company realized increased sales to unaffiliated customers in the Medical Utilization Management Division and by its marketing subsidiaries. Realized investment losses were $383,000 in 1994 compared to $1,336,000 in 1993. The remaining other income generated by the Company's other non-insurance subsidiaries remained relatively unchanged.

       Total benefits increased $12,814,000 or 3% in 1994 as compared to 1993. Life and annuity benefits increased $3,528,000 or 9% in 1994 as compared to 1993 due to higher mortality on a closed block of universal life and an increase in in-force business. Accident and health benefits, which include the change in unearned premiums, increased $9,286,000 or 2%. The increase was due primarily to the increased amount of collected premiums. The accident and health loss ratios decreased to 62% from 66% in 1994 as compared to 1993. The improved loss ratios were due primarily to the previously discussed reduction in the group medical claim reserve margins.

       In 1994 and 1993, managed healthcare efforts resulted in estimated net savings to the Company's Health Insurance Division of $67,000,000 and $41,000,000, respectively. These savings were primarily used to lower the amount of premium increases for policyholders, which the Company believes generally has the effect of decreasing lapse rates of these policies. The principal efforts and their approximate relative contributions to these estimated savings were as follows:

                                                        1994*    1993*
                                                        ----     ----

       PPOs (preferred provider organization) networks   40%      49%
       Precertification                                  10        5
       Large case management                             22       32
       Usual and customary, rebundling,
         and prompt pay discounts                        28       14
                                                        ---      ---
                                                        100%     100%
                                                        ===      ===

  ---------------------
  *  Percent of total estimated savings from managed healthcare efforts.

       The Company expects to continue to emphasize medical utilization management procedures to control claim costs. Although the Company cannot accurately determine the amount of savings which may be realized from such efforts in the future, the Company believes that it will be increasingly difficult to maintain this level of growth in cost savings due to the efficiencies that have already been achieved.

       General expenses as a percent of premiums decreased in 1994 as compared to 1993 due to the continued emphasis on cost reduction in the Health and Life Insurance Divisions. However, insurance and general expenses (which include commission compensation to agents) increased $29,979,000 or 18% in 1994 compared to 1993. The increase was primarily caused by the increase in premium and policy charges and the acquisitions of HRC and CLAC.

       Interest expense increased in 1994 due to the issuance of the convertible subordinated debentures in July 1993 and the increase in other notes payable in 1994.

       Amortization of deferred policy acquisition costs (DAC) increased $23,198,000 or 30% in 1994 as compared to 1993. The increase was due primarily to the adjustment in the DAC asset on group and individual medical business issued in recent years. These blocks of business have achieved lower margins than expected due primarily to mandated state healthcare reforms. The Company is now assuming a lower level of profitability on these blocks. The Company continues to monitor the profitability of its business. Increased lapses or unprofitability on the business could result in an increase in the amortization rate of DAC, which would adversely impact future earnings.

       The effective tax rate of the Company decreased to approximately 34% in 1994 from 35% in 1993. The decrease was due to the increased investment in tax-exempt securities included in the Company's portfolio and net operating loss carryforwards utilized from CLAC.

       The Company acquired the building containing its corporate headquarters in Schaumburg, Illinois, in January 1994 resulting in the increase in investment real estate. Cash decreased due to increased investment in short-term investments. Reinsurance receivables decreased due to the timing of payments due from reinsurers. Deferred policy acquisition costs decreased as a result of the third quarter write-down and the decrease in new business issues in 1994. General expenses and other liabilities decreased due to the timing of payments for federal income taxes and amounts due to reinsurers. Notes payable increased due to the utilization of the line of credit by the Company.

  1993 COMPARED TO 1992

  CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ----------------------------------------------------------

       The Company reported net income of $12,145,000 for the twelve months ended December 31, 1993, compared to a net loss of $16,959,000 for the comparable period in 1992. The net loss for 1992 was primarily attributable to a $30,000,000 pre-tax write-down of deferred policy acquisition costs. The remaining increase was due to improved loss ratios on the Medicare supplement business, expense reductions in the Life Insurance Division and increased revenue and margins in the Group Medical Division.

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

       Other income and realized investment gains and losses increased $615,000, or 4% in 1993 as compared to 1992. Other income increased $1,904,000 in 1993 due to increased sales to unaffiliated customers in both the Group Medical Division and the Medical Utilization Management Division. Realized investment losses increased $1,289,000 due to write-downs on certain mortgage-backed derivative securities.

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

       In 1993 and 1992, managed healthcare efforts resulted in estimated net savings to the Company's Health Insurance Unit of $41,000,000 and $27,000,000, respectively. These savings were primarily used to lower the amount of premium increases for policyholders, which the Company believes generally has the effect of decreasing lapse rates of these policies. The principal efforts and their approximate relative contributions to these estimated savings were as follows:

                                                         1993*    1992*
                                                         ----     ----
     PPOs (preferred provider organization) networks      49%      64%
     Precertification                                      5       17
     Large case management                                32       11
     Other                                                14        8
                                                         ___      ___
                                                         100%     100%
                                                         ===      ===

  ----------------

  *  Percent of total estimated savings from managed healthcare efforts.

     Amortization of deferred policy acquisition costs (DAC) decreased $23,840,000, or 24%, in 1993 as compared to 1992. The decrease was due to the $30,000,000 pre tax write-down of DAC in the fourth quarter of 1992 primarily on major medical policies sold in the self-employed and small business owner market. The 1993 amortization rate on Medicare supplement is higher than 1992 because of the accelerated rate increase implementation which occurred in 1993.

     The Company's effective tax rate was approximately 35% in 1993. The Company recorded a tax benefit for 1992 due to the operating loss incurred. The effective federal income tax rate increased in 1993 due to the Revenue

  Reconciliation Act of 1993.

     Effective January 1, 1993, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 113 "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts." FASB Statement No. 113 requires that reinsurance receivables, including amounts related to claims incurred but not reported, and prepaid insurance premiums, be reported as assets as opposed to reductions in the related liabilities. As a result of the adoption of FASB Statement No. 113, amounts on deposit and due from reinsurers and policy liabilities each increased $19,453,000 at December 31, 1993.

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

       The amortization schedule is based on the expected persistency and profitability of the policies. The actual amortization of DAC reflects the actual persistency and profitability of the business. For example, if actual policy terminations are higher than expected or actual profits are lower than originally assumed, DAC could be amortized more rapidly than originally scheduled.

  EFFECT OF INFLATION

       In pricing its insurance products, the Company gives effect to anticipated levels of inflation; however, the Company believes that the high rate of medical cost inflation during recent years had an adverse impact on its major hospital accident and health claims experience. The Company continues to implement rate increases in response to this experience.

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

       In addition, liquidity requirements of the Company are created by the dividend requirements of the $2.125 Preferred Stock, common stock dividends, interest payments on the Convertible Subordinated Debentures and other debt service requirements. The Company's liquidity requirements are met primarily by dividends declared by its subsidiaries. Payments of dividends by the insurance subsidiaries to the Company is subject to certain regulatory restrictions. (See Note 11 of the consolidated financial statements).

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

       The Company has offered agent commission financing to certain of its agents and marketing organizations which consists primarily of annualization of first year commissions. This means that when the first year premium is paid in installments, the Company will advance a percentage of the commissions that the agent would otherwise receive over the course of the first policy year. The Company through a subsidiary has entered into agreements with an unaffiliated corporation to provide financing for its agent commission financing program through the sale of agent receivables. Proceeds from such sales during 1994 and 1993 were $24,393,0l00 and $25,376,000, respectively. The termination date of the current program is December 31, 1997, subject to extension or termination as provided therein.

       In July 1993 the Company issued $57,477,000 of 8% convertible subordinated debentures due 2000. Net proceeds from the offering totaled $54,000,000. The debentures are convertible into the Company's common stock at any time prior to maturity, unless previously redeemed, at a conversion price of $11.75 per share.

       In August 1993 a subsidiary of the Company borrowed $1,500,000 to finance the acquisition of Healthcare Review Corporation. Interest on the
  note is payable quarterly at six percent. The note requires principal repayments of $75,000 per quarter through July 31, 1998.

       Short-term notes payable included $18,950,000 at December 31, 1994, drawn under a line of credit arrangement. In March 1995, $15,000,000 of the line of credit was replaced with a five year term loan. The remaining balance under the line of credit is due in October 1995.

       At December 31, 1994, a subsidiary of the Company had an unsecured loan of $1,125,000. The portion of the loan due in 1995 of $300,000 is included in short-term notes payable. The remainder of the note is included in long-term notes payable. The note bears interest currently at prime and is payable quarterly with the final payment due July 1998.

       At December 31, 1994 a subsidiary of the Company had two unsecured loans totaling $2,275,000. The portion of the loans due in 1995 of $580,000 is included in short-term notes payable. The remainder of the notes are included in long-term notes payable. The notes bear interest at prime and are payable quarterly with the final payment due December 1999. The Company has guaranteed payment of the notes.

       In March, June, September and December 1994, the Company's Board of Directors announced a quarterly Common Stock dividend of $.0375 per share, for a total of 15 cents per share to be paid for 1994.

       The concept of risk-based capital has been adopted for regulatory monitoring of the life and health insurance industry. Risk based capital standards are used by regulators to set in motion appropriate regulatory actions relating to insurers which show signs of weak or deteriorating conditions. The Company's insurance subsidiaries, total adjusted capital, authorized control risk based capital, and related ratio by company as disclosed in the 1994 annual statement are as follows:

                                                Authorized
                                   Adjusted      Control
         Company                    Capital     Level RBC     RBC Ratio
         ------                    --------     ----------    ---------
                                          (Dollars in thousands)
  Pioneer Life Insurance
    Company of Illinois            $87,591       $25,595         342%

  Manhattan National
    Life Insurance Company          43,096         4,974         866%

  National Group Life
    Insurance Company               42,932        10,461         410%

  Continental Life &
    Accident Company                17,518         5,205         337%

  Health and Life Insurance
    Company of America               3,921           273       1,440%

       Interest paid amounted to $4,950,000, $1,023,000 and $2,274,000 for
  1994, 1993, and 1992, respectively.

       Management believes that the diversity of the Company's investment portfolio and the liquidity attributable to the large concentration of investments in highly liquid United States government agency securities provide sufficient liquidity to meet foreseeable cash requirements. Prior to January 1, 1994, the Company's fixed maturity portfolio was segregated into two components: fixed maturities held-to-maturity and fixed maturities available-for-sale. Fixed maturities, where the intent was to hold to maturity, were carried at amortized cost, adjusted for other-than-temporary impairments. Fixed maturities that were available for sale were carried, on an aggregate basis, at the lower of amortized cost or fair value.

       In 1993, the Financial Accounting Standards Board (FASB) issued Statement 115, "Accounting for Certain Investments in Debt and Equity Securities." Statement 115 requires that fixed maturity securities are to be classified as either held-to-maturity, available-for-sale, or trading. The Company adopted Statement 115 as of January 1, 1994, with no effect on net income and a $3,605,000 increase in stockholders' equity.

       The Company believes that it has the ability and intent to hold to maturity its fixed maturity investments that are classified as "held-to-maturity." However, the Company also recognizes that there may be circumstances where it may be appropriate to sell a security prior to maturity in response to unforeseen changes in circumstances. Recognizing the need for the ability to respond to changes in market conditions and in tax position, the Company has designated a portion of its investment portfolio as available-for-sale. As required by Statement 115, the Company adjusted the carrying value of it fixed maturity investments that are classified as investments available-for-sale to fair value at January 1, 1994.

       At January 1, 1994, the remainder of the Company's portfolio of fixed maturity investments was classified as held-to-maturity. Although the Company has the ability and intent to hold those securities to maturity, there could occur infrequent and unusual conditions under which it would sell certain of those securities. Those conditions would include unforeseen changes in asset quality, significant changes in tax law affecting the taxation of securities, a significant business acquisition or disposition, and changes in regulatory capital requirements or permissible investments.

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

  INVESTMENT PORTFOLIO

       At December 31, 1994, the Company had invested assets of $723,837,000, compared to $674,206,000 at December 31, 1993. The Company manages all of its investments internally with resource and evaluation assistance provided by independent investment consultants. Government and mortgage-backed obligations and corporate fixed maturity securities collectively comprised approximately 83% and 87% of the Company's investment portfolio at December 31, 1994 and 1993, respectively. The remainder of the invested assets were in short-term investments, equity securities, real estate, policy loans and mortgage loans.

       Fixed Maturity Investments. With the adoption of risk based capital rules and consumer concerns over insurance company solvency and financial stability, the asset quality of insurance companies' investment portfolios has become of greater concern to policyholders and has come under closer scrutiny by insurance regulators and investors. In response, the Company holds investments in below-investment grade fixed maturity securities in an amount less than 1% of its invested assets at December 31, 1994. This reduction resulted from sales and writedowns of the carrying value of such securities in prior periods, and the elimination of new purchases. The Company has a policy not to invest more than 4% of its admitted assets in securities below investment grade.

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

       The Company continually evaluates the creditworthiness of each issuer of securities held in its portfolio. When the fair value of an individual security declines materially, or when the Company's ongoing evaluation indicates that it may be likely that the Company will be unable to realize the carrying value of its investment, significant review and analytical procedures are increased to determine the extent to which such declines are attributable to changing market expectations regarding general interest rates and inflation and other factors, such as a perceived increase in the credit risk of the issuer, a general decrease in a particular industry sector or an overall economic decline.

       Declines in fair value attributable to factors other than market expectations regarding general interest rates and inflation are reviewed and analyzed in further detail to determine if the decline in value is other than temporary, and the carrying amount of the investment is reduced to its fair value based principally on available market prices. The amount of the reduction is reported as a realized loss on investments and the net fair value becomes the new cost basis of the investment. In addition, the Company reverses any accrued interest income previously recorded for the investment and records future interest income only when cash is received.

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

       Mortgage-Related Securities. At December 31, 1994, the Company had $293,481,000, or 49%, of its fixed maturities portfolio in mortgage-related securities ($324,127,000 at December 31, 1993). The yield characteristics of mortgage-related securities differ from those of traditional fixed income securities. The major differences typically include more frequent interest and principal payments, usually monthly, and the possiblity that prepayments of principal may be made at any time. Prepayment rates are influenced by changes in current interest rates and a variety of economic, geographic, social and other factors and cannot be predicted with certainty. The yields to maturity of the mortgage-related securities will be affected by the actual rate of payment (including prepayments) of principal of the underlying mortgage loans.

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

       The Company's mortgage-related securities portfolio at December 31, 1994, included $84,016,000 of CMOs and pass-through certificates issued by non-government agencies ($37,049,000 at December 31, 1993). The Company's holdings consist solely of senior securities in the CMO structures which are collateralized by first mortgage liens on single family residences. These securities are rated AAA or AA by Standard & Poor's, or the comparable equivalent rating by another independent nationally recognized rating agency.

       The creditworthiness of these securities is based solely on the underlying mortgage loan collateral and credit enhancements in the form of senior/subordinated structures, letters of credit, mortgage insurance or surety bonds. The underlying mortgage loan collateral principally consists of whole loan mortgages that exceed the maximum imposed by both the Federal National Mortgage Associaton and the Federal Home Loan Mortgage Corporation and, as such, the collateral tends to be concentrated in states with the greatest number of higher priced single family residences, including California, New York, New Jersey, Maryland, Virginia and Illinois. The maximum average loan-to-value ratio for the collateral is 80%.

       The following table summarizes the components of the Company's mortgage-related securities portfolio at December 31, 1994, and December 31, 1993 (in thousands):

                                     December 31, 1994      December 31, 1993
                                     -----------------      -----------------
                                     Carrying     Fair      Carrying    Fair
                                      Value      Value       Value     Value
                                     --------    -----      --------   -----

  Inverse floaters and interest
    only CMO tranches                $ 14,961  $  8,940    $ 18,954   $ 13,551
  Accrual bonds:
       U.S. government agency               -         -       6,968      7,386

  Other CMOs:
       U.S. government agency         151,697   137,138     187,871    190,141
       Non-government agency           29,379    27,404      21,154     21,919
                                      -------   -------    --------   --------
  Total other CMOs                    181,076   164,542     209,025    212,060

  U.S. government agency pass-through  42,807    39,414      73,285     74,004
  Non-government agency pass-through   54,637    50,555      15,895     16,041
                                     --------   -------    --------   --------
  Total mortgage-backed securities   $293,481  $263,451    $324,127   $323,042
                                     ========  ========    ========   ========

  RECENTLY ISSUED ACCOUNTING STANDARDS

       For a discussion of a new investments accounting standard, a new income tax accounting standard and a new reinsurance accounting standard and the impact these standards had on the financial statements of the Company, see
  Note 2 of Notes to Consolidated Financial Statements.

  Item 8.   Financial Statements and Supplementary Data
  -----------------------------------------------------

       Consolidated Financial Statements are included in Part IV, Item 14 of this report.

  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
  -------------------------------------------------------------------------

     Not applicable.

                                     PART III

  Item 10.  Directors and Executive Officers of the Registrant
  ------------------------------------------------------------

     The section of the definitive proxy statement to be filed with the Securities and Exchange Commission and mailed to stockholders in connection with the Company's 1995 annual meeting of stockholders entitled "Election of Directors" is incorporated herein by this reference.

     For information on executive officers of the registrant, reference is made to the item entitled "Executive Officers of the Registrant" in Part I of this report.

  Item 11.  Executive Compensation
  --------------------------------

     The section of the definitive proxy statement to be filed with the Securities and Exchange Commission and mailed to stockholders in connection with the Company's 1995 annual meeting of stockholders entitled "Executive Compensation" is incorporated herein by this reference.

  Item 12.  Security Ownership of Certain Beneficial Owners and
               Management
  -------------------------------------------------------------

     The section of the definitive proxy statement to be filed with the Securities and Exchange Commission and mailed to stockholders in connection with the Company's 1995 annual meeting of stockholders entitled "Principal Holders of Securities" is incorporated herein by this reference.

  Item 13.  Certain Relationships and Related Transactions
  --------------------------------------------------------

     The section of the definitive proxy statement to be filed with the Securities and Exchange Commission and mailed to stockholders in connection with the Company's 1994 annual meeting of stockholders entitled "Certain Transactions" is incorporated herein by this reference.

                                      PART IV

  Item 14.  Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K
  -----------------------------------------------------------------

     (a)    Documents filed as a part of this report:

            PIONEER FINANCIAL SERVICES, INC.

     1.     Financial Statements
            --------------------

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

     2.     Financial Statement Schedules
            -----------------------------

              Schedule I - Consolidated Summary of Investments -
              Other Than Investments in Related Parties . . . . . . F-35

              Schedule II - Condensed Financial Information of
              Registrant - Condensed Balance Sheets     . . . . . . F-36

              Schedule II - Condensed Financial Information of
              Registrant - Condensed Statements of Operations . . . F-37

              Schedule II - Condensed Financial Information of
              Registrant - Condensed Statements of
              Cash Flows. . . . . . . . . . . . . . . . . . . . . . F-38

              Schedule II - Note to Condensed Financial Statements  F-39
              Schedule III - Supplementary Insurance Information. . F-40
              Schedule IV - Reinsurance . . . . . . . . . . . . . . F-41

              Schedule V - Valuation and Qualifying Accounts . . .  F-42

  All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

      3.   Exhibits
           --------

           See Exhibit Index below.

      (b)  Reports on Form 8-K
           -------------------

           The Company filed no reports on Form 8-K during the fourth quarter of 1994.

      (c)  Index to Exhibits

           -----------------


  Exhibit                                              Sequentially
  Number   Description of Document                     Numbered Page
  ------  -----------------------                      -------------

    3 (a)  Certificate of Incorporation
           of the Company (filed as Exhibit 3(a)
           to the Company's Registration Statement
           on Form S-1 (No. 33-7759) and incorporated herein by reference)

    3 (b)  Amended Bylaws of the Company (filed as
           Exhibit 3(b) to Amendment No. 1 to the
           Company's Registration Statement
           on Form S-1 (No. 33-30017) and incorporated herein by reference)

    4 (a) Certificate of Designations with respect to the Company's $2.125 Cumulative
           Convertible Exchangeable Preferred Stock
           ("Preferred Stock") (filed as Exhibit 4(a) to Post-Effective Amendment No. 1 to the
           Company's Registration Statement on Form S-1
           (No. 33-30017) and incorporated herein by reference)

    4 (b)  Proposed form of Indenture with respect
           to the Company's 8 1/2% Convertible
           Subordinated Debentures due 2014 into which the Preferred Stock is exchangeable (filed as Exhibit 4(b) to Post-Effective Amendment
           No. 1 to the Company's Registration Statement on Form S-1 (No. 33-30017) and incorporated herein by reference)

    4 (c)  Rights Agreement dated as of December 12,
           1990 between the Company and First Chicago
           Trust Company of New York as Rights
           Agent (including exhibits thereto)
           (filed as Exhibit 1 to the Company's
           registration statement on Form 8-A
           dated December 14, 1990 and incorporated herein by reference)

   10 (a)  Form of contract with independent agents
           (filed as Exhibit 10(f) to the Company's
           Registration Statement on Form S-1
           (No. 33-7759) and incorporated herein by reference)

  *10 (b)  Nonqualified Stock Option Plan (filed as
           Exhibit 10(g) to the Company's Registration
           Statement on Form S-1 (No. 33-7759) and
           incorporated herein by reference)

  *10 (c)  Amendment to the Nonqualified Stock Option
           Plan of the Company (filed as Exhibit 10(d) to the Company's Registration Statement on Form S-8 (No. 33-26455) and incorporated herein by reference)

  *10 (d)  Amendment to the Nonqualified Stock Option
           Plan of the Company (filed as Exhibit 10(c) to the Company's Registration Statement on Form S-1 (No. 33-17011) and incorporated herein by reference)

  *10 (e)  Amendment to the Nonqualified Stock Option
           Plan of the Company (filed as Exhibit 10(e) to the Company's registration statement on Form S-8 (No. 33-37305) and incorporated herein by reference)

   10 (f) Amended and Restated Receivables Purchase Agreement dated as of October 1, 1992 by and between Design
           Benefit Plans, Inc. (formerly National Group
           Marketing Corporation) and National Funding
           Corporation (filed as Exhibit 10(f) to the Company's
           Annual Report on Form 10-K (No. 1-10522) and incorporated herein by reference)

  *10 (g)  Employment Agreement dated December
           3, 1993 by and between the Company and
           Peter W. Nauert (filed as Exhibit 10(g) to the Company's Annual Report on Form 10-K
           (No. 1-10522) and incorporated herein by reference)

   10 (h)  Administrative Service Agreement dated
           December 23, 1991, by and between
           Administrative Service Corporation and
           Pioneer Life Insurance Company of Illinois
           (filed as Exhibit 10(v) to the Company's
           Annual Report on Form 10-K (No. 0-14977) and incorporated herein by reference)

   10 (i)  Administrative Service Agreement dated
           December 23, 1991, by and between
           Administrative Service Corporation and
           National Group Life (filed as Exhibit 10(w) to the Company's Annual Report on Form 10-K
           (No. 0-14977) and incorporated herein
           by reference)

  *10 (j)  Employment Agreement dated December 31,
           1991 by and between National Benefit
           Plans, Inc. and Peter W. Nauert (filed
           as Exhibit 10(x) to the Company's Annual
           Report on Form 10-K (No. 0-14977) and
           incorporated herein by reference)

  *10 (k)  Amendment to Employment Agreement dated
           March 26, 1993 by and between National
           Benefit Plans, Inc. and Peter W. Nauert
           (filed as Exhibit 10(k) to the Company's Annual
           Report on Form 10-K (No. 1-10522) and
           incorporated herein by reference)

  *10 (l)  Employment Agreement dated December 31,
           1991 by and between Direct Financial
           Services, Inc. and Peter W. Nauert
           (filed as Exhibit 10(y) to the Company's
           Annual Report on Form 10-K (No. 0-14977) and incorporated herein by reference)

  *10 (m)  Amendment to Employment Agreement dated March 26,
           1993 by and between Direct Financial Services, Inc. and Peter W. Nauert (filed as Exhibit 10(m) to the Company's Annual Report on Form 10-K (No. 1-10522) and incorporated herein by reference)

   10 (n) Credit Agreement dated as of December 22, 1993 by and among the Company and American National Bank and Trust
           Company of Chicago, as Agent and American National Bank and Trust Company of Chicago, Firstar Bank Milwaukee, N.A.
           and Bank One, Rockford, N.A., as Banks (filed as Exhibit 10(n) to the Company's Annual Report on Form 10-K (No. 1-10522) and incorporated herein by reference)

   10 (o) Stock Purchase Agreement dated November 21, 1994 among the Company, United Life Holdings, Inc. and GRENEL Financial Corporation (filed as Exhibit 2(a) to the Company Current Report on Form 8-K, dated January 31, 1995 and incorporated herein by reference)

   10 (p) Second Amended and Restated Receivables Purchase Agreement dated as of October 1, 1994 by and between Design
           Benefit Plans, Inc. (formerly National Group
           Marketing Corporation) and National Funding
           Corporation (filed herewith)

   10 (q) Consent and Agreement dated as of October 1, 1994 among Design Benefit Plans, Inc., Pioneer Financial Services, Inc., American National Bank and Trust Company of Chicago, and National Funding Corporation (filed herewith)

   11 Statement of Computation of per share net income or loss (filed herewith)

   21      List of subsidiaries (filed herewith)

   23      Consent of Ernst & Young LLP
            (filed herewith)

   27      Financial Data Schedule

  * Indicates management employment contracts or compensatory plans or arrangements.

                          Report of Independent Auditors

  Board of Directors
  Pioneer Financial Services, Inc.

  We have audited the accompanying consolidated balance sheets of Pioneer Financial Services, Inc. and subsidiaries as of December 31, 1994 and 1993, and the related statements of consolidated operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pioneer Financial Services, Inc. and subsidiaries at December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

  As discussed in Note 2 to the consolidated financial statements, in 1994, the Company changed its method of accounting for investments in debt and equity securities.



                                                            ERNST & YOUNG LLP
  Chicago, Illinois
  March 22, 1995

                 Pioneer Financial Services, Inc. and Subsidiaries
                       Statements of Consolidated Operations
                     (In Thousands, Except Per Share Amounts)

                                             YEAR ENDED DECEMBER 31
                                          1994        1993       1992
                                          ----        ----       ----
  REVENUES
  Premiums and policy charges (Note 6):
    Accident and health                 $ 659,180  $ 601,684  $ 559,894
    Life and annuity                       44,929     39,282     35,219
                                        ---------  ---------  ---------
                                          704,109    640,966    595,113
  Net investment income (Note 4)           42,786     40,242     43,555
  Other income and realized investment
    gains and losses (Note 4)              27,260     17,920     17,305
                                        ---------  ---------  ---------
                                          774,155    699,128    655,973
  BENEFITS AND EXPENSES
  Benefits:
    Accident and health                   407,249    397,963    368,046
    Life and annuity                       42,947     39,419     47,622
                                        ---------  ---------  ---------
                                          450,196    437,382    415,668
  Insurance and general expenses          192,810    162,831    162,837
  Interest expense (Notes 9 and 12)         5,054      3,276      2,189
  Amortization of deferred policy acquisition
    costs (Note 10)                       100,073     76,875    100,715
                                        ---------  ---------  ---------
                                          748,133    680,364    681,409
                                        ---------  ---------  ---------
  Income (loss) before income taxes        26,022     18,764    (25,436)
  Income taxes (benefit) (Note 5):
    Current                                 6,570     10,858      2,878
    Deferred                                2,303     (4,239)   (11,355)
                                        ---------  ---------  ---------
                                            8,873      6,619     (8,477)
                                        ---------  ---------  ---------
  Net income (loss)                        17,149     12,145    (16,959)

  Preferred stock dividends (Note 13)       1,904      2,021      2,039
                                        ---------  ---------  ---------
  Income (loss) applicable to common
    stockholders                        $  15,245 $   10,124  $ (18,998)
                                        ========= ==========  =========

  Net income (loss) per common share:
    Primary                              $   2.36 $     1.51 $    (2.85)
    Fully diluted                            1.58       1.26      (2.85)

  Dividends declared per common share         .15          -         -

  Average common and common equivalent
    shares outstanding:
    Primary                                 6,459      6,724      6,660
    Fully diluted                          12,734     10,731      8,195

  See notes to consolidated financial statements.

                 Pioneer Financial Services, Inc. and Subsidiaries
                            Consolidated Balance Sheets
                (In Thousands, Except Share and Per Share Amounts)

                                                             DECEMBER 31
                                                             1994       1993
                                                           --------------------
  ASSETS

  Investments (Note 4 and 19):
   Securities available-for-sale:
     Fixed maturities, at fair value                      $218,748
     Fixed maturities, at cost                                   -     $257,717
     Equity securities, at fair value                       15,440       17,436
   Fixed maturities held-to-maturity, principally
    at amortized cost                                      378,650      326,512
   Real estate - at cost, less accumulated depreciation     16,959            -
   Mortgage loans   at unpaid balance                        1,806        3,201
   Policy loans   at unpaid balance                         23,082       23,988
   Short-term investments   at cost, which approximates
    fair value                                              69,152       45,352
                                                        ----------   ----------
  Total investments                                        723,837      674,206



  Cash                                                       8,612       23,379
  Premiums and other receivables, less allowance
    for doubtful accounts (Notes 7 and 18)                  20,102       20,734
  Reinsurance receivables and amounts
    on deposit with reinsurers (Note 6)                     41,426       74,366
  Accrued investment income                                  8,873        8,482
  Deferred policy acquisition costs (Note 10)              225,618      260,432
  Land, building, and equipment   at cost, less accumulated
    depreciation (Note 18)                                  20,314       22,248
  Deferred federal income taxes (Note 5)                     7,262        3,922
  Other                                                     19,656       20,502
                                                        ----------   ----------

                                                        $1,075,700   $1,108,271
                                                        ==========   ==========

                                                             DECEMBER 31
                                                             1994       1993
                                                           --------------------

  LIABILITIES, REDEEMABLE PREFERRED STOCK,
        AND STOCKHOLDERS' EQUITY
  Policy liabilities:
    Future policy benefits:
     Life                                                $246,953     $244,249
     Annuity                                              210,132      208,155
     Accident and health                                  163,477      158,330
    Unearned premiums                                      76,266       87,945
    Policy and contract claims (Note 8)                   155,373      189,389
    Other                                                  16,407       15,037
                                                        ----------  -----------
                                                          868,608      903,105
  General liabilities:
    General expenses and other liabilities                 37,042       48,442
    Short-term notes payable (Notes 9, 21 and 22)          20,093        5,575
    Long-term notes payable (Notes 9, 19, 21 and 22)        2,520        1,125

  Convertible subordinated debentures (Notes 12 and 19)    57,427       57,477
                                                        ----------  -----------
  Total liabilities                                       985,690    1,015,724

  Commitments and contingencies (Notes 5 to 11 and 16)

  Redeemable Preferred Stock, no par value (Note 13):
    $2.125 cumulative convertible exchangeable preferred
     stock:
       Authorized: 5,000,000 shares
       Issued and outstanding: (1994 - 867,300 shares;
           1993 - 947,000 shares)                          21,682       23,675

  Stockholders' equity (Notes 5 and 11 to 15):
    Common Stock, $1 par value:
     Authorized: 20,000,000 shares
     Issued, including shares in treasury
       (1994 - 6,996,157; 1993 - 6,900,000)                 6,996        6,900
    Additional paid-in capital                             29,299       28,814
    Unrealized appreciation (depreciation)
       of available-for-sale securities (Notes 2 and 4)    (7,193)       3,285
    Retained earnings                                      48,960       34,645
    Treasury stock at cost (1994 - 1,078,400 shares;
       1993 - 556,800 shares)                              (9,734)      (4,772)
                                                        ----------  -----------
  Total stockholders' equity                               68,328       68,872
                                                        ----------  -----------
                                                        $1,075,700  $1,108,271
                                                        ==========  ===========

  See notes to consolidated financial statements.

                 Pioneer Financial Services, Inc. and Subsidiaries
                  Statements of Consolidated Stockholders' Equity
                (In Thousands, Except Share and Per Share Amounts)

                                                  Unrealized                      Total
                                      Additional Appreciation                     Stock-
                               Common  Paid-In   (Depreciation) Retained Treasury holders
                               Stock   Capital   of Securities  Earnings   Stock  Equity
                               ------ ---------- -------------- -------- -------- -------
  Balance at January 1, 1992   $6,626  $27,711      $(2,386)     $43,519 $     -  $75,470
  1992 transactions:
  Net loss                         -        -            -       (16,959)      -  (16,959)
  Cash dividends - Preferred
   Stock ($2.125 per share)        -        -            -        (2,039)      -   (2,039)
  Conversion of National Benefit
   Plans, Inc. shares
    (163,566 shares)             164       553           -            -        -      717
  Stock options exercised
   (30,000 shares)                30       135           -            -        -      165
  Appreciation of equity
   securities                     -         -         5,430           -        -    5,430
  Purchase of treasury stock
   (10,600 shares)                -         -            -            -       (52)    (52)
                              ------   -------     --------      -------  -------- -------
  Balance at December 31, 1992 6,820    28,399        3,044       24,521      (52) 62,732

  1993 transactions:
  Net income                      -         -            -        12,145       -   12,145
  Cash dividends - Preferred
   Stock ($2.125 per share)       -         -            -        (2,021)      -   (2,021)
  Stock options exercised
   (72,000 shares)                72       379           -            -        -      451
  Appreciation of equity
   securitie   s                  -         -           241           -        -      241
  Purchase of treasury stock
   (546,200 shares)               -         -            -            -    (4,720) (4,720)
  Issuance of shares pursuant
   to Agent Stock Purchase
   Plan (8,057 shares)             8        36           -            -        -       44
                              ------   -------     --------      -------  -------- -------
  Balance at December 31, 1993 6,900    28,814       3,285       34,645    (4,772) 68,872

  1994 transactions:
  Net income                      -         -            -       17,149        -   17,149
  Cash dividends - Preferred
   Stock ($2.125 per share)       -         -            -       (1,904)       -   (1,904)
  Cash dividends - Common
   Stock ($.15 per share)         -         -            -         (930)       -     (930)
  Stock options exercised
   (85,500 shares)                86       409           -            -        -      495






  Conversion of convertible
   subordinated debentures
   (4,255 shares)                  4        46           -            -        -       50
  Cummulative effect of change
   in accounting principle (Note 2)-        -        3,605            -        -    3,605
  Depreciation of available-
   for-sale securities             -        -      (14,083)           -        -  (14,083)
  Purchase of treasury stock
   (521,600 shares)                -        -            -            -    (4,962) (4,962)
  Issuance of shares pursuant to
   Agent Stock Purchase Plan
   (6,332 shares)                  6       30            -            -        -       36
                               ------ -------     --------      -------   -------- --------
  BALANCE AT DECEMBER 31, 1994 $6,996 $29,299     $(7,193)      $48,960   $(9,734) $68,328
                               ====== =======     ========      =======   ======== ========
  See notes to consolidated financial statements.

                 Pioneer Financial Services, Inc. and Subsidiaries
                       Statements of Consolidated Cash Flows
                                  (In Thousands)

                                                       YEAR ENDED DECEMBER 31
                                                    1994        1993      1992
                                                    ----        ----      ----
  OPERATING ACTIVITIES
  Net income (loss)                             $  17,149  $  12,145 $ (16,959)
  Adjustments to reconcile net income or loss to
  net cash provided by operating activities:
     Decrease (increase) in premiums receivable     4,981     (3,912)    5,673
     Increase (decrease) in policy liabilities    (34,498)    31,132    12,734
     Deferral of policy acquisition costs         (65,258)   (67,633)  (56,936)
     Amortization of deferred policy
       acquisition costs (Note 10)                100,073     76,875   100,715
     Deferred income tax expense (benefit)          2,303     (4,239)  (11,355)
     Change in other assets and liabilities        21,392    (13,423)  (10,597)
     Depreciation, amortization, and accretion       (102)     9,795    10,303
     Realized losses (Note 4)                         383      1,336       47
                                                 --------- ---------- ---------
  Net cash provided by operating activities        46,423     42,076    33,625

  INVESTING ACTIVITIES
  Securities available-for-sale:
    Purchases - fixed maturities                 (110,416)  (120,228)  (29,001)
    Sales - fixed maturities                       99,865     51,780    13,367
    Maturities - fixed maturities                  44,116     18,836    17,106
    Purchases - equity securities                  (4,609)    (5,532)   (4,085)
    Sales - equity securities                       2,558     14,845    13,651
  Securities held-to-maturity:
    Purchases                                     (84,010)  (256,579) (587,931)
    Sales                                           9,427    126,072   424,404
    Maturities                                     21,472    102,535    90,453
  Purchase of investment real estate              (17,442)         -         -
  Net decrease (increase) in other investments    (21,499)    26,038    22,080
  Net purchases of property and equipment          (2,957)    (3,956)   (4,434)
  Purchase of subsidiaries including a cash overdraft
    of $1,019 (Note 3)                                  -     (9,685)        -
                                                 --------- ---------- ---------
  Net cash used by investing activities           (63,495)   (55,871)  (44,390)

  FINANCING ACTIVITIES
  Net proceeds from issuance of convertible
   subordinated debentures (Note 12)                    -     54,055         -
  Increase in notes payable                        21,225          -    14,030
  Repayment of notes payable                       (5,362)   (31,401)   (3,900)
  Proceeds from sale of agent receivables (Note 7) 24,393     25,376    20,347
  Transfer of collections on previously sold agent
          receivables (Note 7)                    (28,743)   (22,981)  (22,437)
  Dividends paid - preferred                       (1,904)    (2,021)   (2,039)
  Dividends paid - common                            (930)         -         -
  Stock options exercised                             495        451       165
  Purchase of treasury stock                       (4,963)    (4,720)      (52)
  Retirement of preferred stock                    (1,993)      (315)        -
  Other                                                87         44       717
                                                 --------- ---------- ---------
  Net cash provided by financing activities         2,305     18,488     6,831
                                                 --------- ---------- ---------

  Increase (decrease) in cash                     (14,767)     4,693    (3,934)
  Cash at beginning of year                        23,379     18,686    22,620
                                                 --------- ---------- ---------
  Cash at end of year                            $  8,612  $  23,379  $ 18,686
                                                 ========= ========== =========

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

  INVESTMENTS

  Prior to January 1, 1994, PFS' fixed maturity portfolio was segregated into two components: fixed maturities held-to-maturity and fixed maturities available-for-sale. Fixed maturities, where the intent was to hold to maturity, were carried at amortized cost, adjusted for other-than-temporary impairments. Fixed maturities that were available for sale were carried, on an aggregate basis, at the lower of amortized cost or fair value.

  In 1993, the Financial Accounting Standards Board ("FASB") issued Statement 115, "Accounting for Certain Investments in Debt and Equity Securities." Statement 115 requires that fixed maturity securities are to be classified as either held-to-maturity, available-for-sale, or trading. PFS adopted Statement 115 as of January 1, 1994, with no effect on net income and a $3,605,000 increase in stockholders' equity (see Note 2).

  PFS believes that it has the ability and intent to hold to maturity its fixed maturity investments that are classified as "held-to-maturity." However, PFS also recognizes that there may be circumstances where it may be appropriate to sell a security prior to maturity in response to unforeseen changes in circumstances. Recognizing the need for the ability to respond to changes in market conditions and in tax position, PFS has designated a portion of its investment portfolio as available-for-sale. As required by Statement 115, PFS adjusted the carrying value of its fixed maturity investments that are classified as investments available-for-sale to fair value at January 1, 1994.

  At January 1, 1994, the remainder of PFS' portfolio of fixed maturity investments was classified as held-to-maturity. Although PFS has the ability and intent to hold those securities to maturity, there could occur infrequent and unusual conditions under which it would sell certain of those securities. Those conditions would include unforeseen changes in asset quality, significant changes in tax law affecting the taxation of securities, a significant business acquisition or disposition, and changes in regulatory capital requirements or permissable investments.

  Sales of two held-to-maturity securities in 1994 with an amortized cost of $9,803,000 resulted after discussions with an insurance rating agency regarding specific investments of PFS' insurance subsidiaries and evidence of a significant deterioration in credit worthiness. Sales of these securities, all of which were owned at January 1, 1994, resulted in a realized loss of $376,000.

  Subsequent to January 1, 1994, all securities purchased are designated for inclusion in either the available-for-sale or held-to-maturity categories based on PFS' intent and the nature of the securities purchased.

  Changes in fair values of available-for-sale securities, after adjustment of deferred policy acquisition costs ("DAC"), if any, and deferred income taxes, are reported as unrealized appreciation or depreciation directly in stockholders' equity and, accordingly, have no effect on net income. DAC offsets to the unrealized appreciation or depreciation represent valuation adjustments or reinstatements of DAC that would have been required as a change or credit to operations had such unrealized amounts been realized.

  The amortized cost of fixed maturity investments classified as available-for-sale and as held-to-maturity is adjusted for amortization of premiums and accretion of discounts. That amortization or accretion is included in net investment income.

  For the mortgage-backed portion of the fixed maturity securities portfolio, PFS recognizes income using a constant effective yield based on anticipated prepayments and the estimated economic life of the securities. When actual prepayments differ significantly from anticipated prepayments, the effective yield is recalculated to reflect actual payments to date and anticipated future payments. The net investment in the security is adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the security. That adjustment is included in net investment income.

  As regards equity securities, changes in unrealized appreciation or temporary depreciation, after deferred income tax effects, are reported directly in stockholders' equity.

  Realized gains and losses on the sale of investments, and declines in value considered to be other-than-temporary, are recognized in operations on the specific identification basis.

  REVENUES

  Revenues for interest-sensitive life insurance and annuities consist of charges assessed against policy account values. For accident and health and other life insurance, premiums are recognized as revenue when due. Accident and health group association dues and fees, included in other revenues, are recognized as revenue when received.

  FUTURE POLICY BENEFITS

  The liabilities for future policy benefits related to the annuity and interest-sensitive life insurance policies are calculated based on accumulated fund values. As of December 31, 1994, interest credited during the contract accumulation period ranged from 5.0% to 8.0%. Investment spreads and mortality gains are recognized as profits when realized, based on the difference between actual experience and amounts credited or charged to policies.

  The liabilities for future policy benefits on other life insurance and accident and health insurance policies have been computed by a net level method based on estimated future investment yield, mortality or morbidity, and withdrawals, including provisions for adverse deviation. Interest rate assumptions range from 3.5% to 8.5% depending on the year of issue. The provisions for future policy benefits and the deferral and amortization of policy acquisition costs are intended to result in benefits and expenses being associated with premiums proportionately over the policy periods.

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

  The unamortized cost of purchased insurance in force is included in DAC ($21,291,000 and $23,078,000 at December 31, 1994 and 1993, respectively).
  Amortization of these amounts is in relation to the present value of estimated gross profits over the estimated remaining life of the related insurance in force.

  POLICY AND CONTRACT CLAIMS

  The liabilities for policy and contract claims, principally accident and health, are determined using case-basis evaluations and statistical analyses based on past experience and represent estimates of the ultimate net cost of incurred claims and the related claim adjustment expenses. Although considerable variability is inherent in such estimates, management believes that these liabilities are adequate. The estimates are continually reviewed and adjusted as necessary; such adjustments are included in current operations. PFS maintains an additional provision for adverse deviation in its accident and health claim liability estimates.

  REINSURANCE

  Reinsurance premiums, commissions, expense reimbursements, and receivables related to reinsured business are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums reinsured to other companies have been reported as reductions of premium revenues. Amounts recoverable for reinsurance related to future policy benefits, unearned premium reserves, and claim liabilities have been reported as reinsurance receivables; expense allowances received in connection with reinsurance have been accounted for as a reduction of the related DAC and are deferred and amortized accordingly.

  Acquisition costs relating to the production of new business result in a reduction of statutory-basis net income. PFS had entered into certain financial reinsurance agreements that had the effect of deferring this statutory-basis reduction and amortizing costs over future periods. The remaining effect of such reinsurance has been eliminated from the accompanying consolidated financial statements.

  FEDERAL INCOME TAXES

  Federal income tax provisions are based on income or loss reported for financial statement purposes and tax laws and rates in effect for the years presented. For 1992, deferred federal income taxes were provided for the differences between the recognition of income and loss determined for financial reporting purposes and income tax purposes. Effective January 1, 1993, deferred federal income taxes have been provided using the liability method an accordance with FASB Statement No. 109 "Accounting for Income Taxes." Under this method deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates. The cumulative effect of adopting Statement No. 109 as of January 1, 1993, was not significant and has not been separately disclosed.

  DEPRECIATION

  Building, equipment and investment real estate are recorded at cost and are depreciated using principally the straight-line method.

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

  COST IN EXCESS OF NET ASSETS OF COMPANIES ACQUIRED

  The cost in excess of net assets of companies acquired (goodwill) ($5,317,000 and $5,449,000 at December 31, 1994 and 1993, respectively) is included in other assets and is being amortized principally on a straight-line basis over periods from seven to forty years.

  TREASURY STOCK

  The board of directors has authorized PFS to buy back shares of its own common and preferred stock on the open market from time to time. During 1994, 1993 and 1992 PFS repurchased 521,600, 546,200 and 10,600 shares, respectively, of their common stock. During 1994 and 1993, PFS repurchased 78,900 and 13,400 shares of their preferred stock. Treasury stock is accounted for using the cost method.

  CASH FLOW INFORMATION

  Cash includes cash on hand and demand deposits.

  RECLASSIFICATIONS

  Certain amounts in the 1992 and 1993 financial statements have been reclassified to conform to the 1994 presentation.

  2.  CHANGES IN ACCOUNTING PRINCIPLES

  FASB Statement 115, "Accounting for Certain Investments in Debt and Equity Securities" was adopted by PFS as of January 1, 1994. In accordance with Statement 115, PFS' prior year financial statements have not been restated to reflect the change in accounting principle. Under Statement 115, securities are classified as available-for-sale, held-to-maturity, or trading. PFS classified a portion of its fixed maturity securities portfolio as available-for-sale with the remainder classified as held-to-maturity. Securities classified as available-for-sale are carried at fair value and unrealized gains and losses on such securities are reported as a separate component of stockholders' equity. Securities classified as held-to-maturity are carried at cost, adjusted for amortization of premium or discount.

  With the classification of a portion of the portfolio as available-for-sale, the January 1, 1994, balance of stockholders' equity was increased by $3,605,000 (net of adjustments to deferred income taxes) to reflect the net unrealized gains on fixed maturity securities classified as available-for-sale that were previously carried at amortized cost. The adoption of Statement 115 had no effect on net income or PFS' accounting policy for equity securities.

  Effective January 1, 1993, PFS changed its method of accounting for income taxes from the deferred method to the liability method required by FASB Statement No. 109, "Accounting for Income Taxes." As permitted under the new rules, prior years' financial statements have not been restated. The cumulative effect of adopting Statement No. 109 as of January 1, 1993, was not significant.

  Effective January 1, 1993, PFS changed its method of accounting for reinsurance contracts in accordance with FASB Statement No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts." Under Statement No. 113, all assets and liabilities related to reinsured insurance contracts are reported on a gross basis rather than the previous practice of reporting such assets and liabilities net of reinsurance. The effect of adopting Statement No. 113 was to increase both assets and liabilities by $19,453,000 at December 31, 1993. The adoption of Statement No. 113 had no effect on net income.

  The Financial Accounting Standards Board has issued Statements No. 114 and 118 which relate to accounting by creditors for impairment of a loan. The Statements require that impaired loans are to be valued at the present value of expected future cash flows, at the loan's observable market price, or at the fair value of the collateral if the loan is collateral dependent. PFS anticipates adopting these Statements in its 1995 financial statements as required. Implementation of these Statements is not expected to have a material effect on PFS' financial statements.

  3.  BUSINESS COMBINATIONS

  On January 31, 1995, Pioneer acquired for a cost of $24,000,000 (purchase price $23,700,000 and $300,000 of additional costs), the outstanding common shares of Connecticut National Life Insurance Company.

  The acquisition will be accounted for by the purchase method and, accordingly, the purchase price is allocated to assets and liabilities acquired based on estimates of their fair values. These allocations, summarized below, may be adjusted upon final determination of such values:

                                                      (IN THOUSANDS)
                                                      --------------

  Assets Acquired
     Cash                                                   $  2,900
     Investments                                             287,500
     Value of insurance in force                               1,500
     Receivables and amounts on deposit with reinsurers       87,100
     Other assets                                              6,700

  Liabilities Assumed
     Policy liabilities                                      353,700
     Other liabilities                                         8,000
                                                             -------

  Total purchase price                                      $ 24,000
                                                             =======

  The value of insurance inforce will be amortized over the estimated remaining life of the insurance inforce.

  The following unaudited pro-forma consolidated results of operations have been prepared as if the acquisition had been made as of January 1, 1994:

                                                       YEAR ENDED
                                                   DECEMBER 31, 1994
                                                    (IN THOUSANDS)
                                                   -----------------

     Revenues                                           $809,500
     Net income                                           18,700
     Net income per share
       Primary                                              2.60
       Fully-diluted                                        1.70

  The foregoing pro-forma information is not necessarily indicative of either the results of operations that would have occurred had the acquisition been effective on January 1, 1994, or of future results of operations of the consolidated companies.

  In August 1993, PFS purchased 80% of the outstanding common stock of Continental Life & Accident Company and 100% of the outstanding common stock of Continental Marketing Corporation for $7,100,000 in cash. The total assets acquired at the purchase date were approximately $80,000,000.

  Also in August 1993, PFS purchased Healthcare Review Corporation, a managed care company, for $1,566,000 in cash. The total assets acquired at the purchase date were approximately $2,000,000.

  Revenues included in PFS' 1993 consolidated statements of operations relating to these acquired entities were $25,671,000. The operations of the entities did not have a material effect on PFS' 1993 net income.

  4.  INVESTMENTS

  Realized investment gains (losses), including provisions for other-than-temporary impairments on investments held, and the change in unrealized appreciation (depreciation) on fixed maturities, equity securities, and other investments during the years shown are summarized as follows:

                           FIXED       EQUITY
                         MATURITIES  SECURITIES  OTHER      TOTAL

                         ----------  ----------  -----      -----
                                         (IN THOUSANDS)
     1994
     REALIZED          $     (94)   $    211    $ (500)  $   (383)
     UNREALIZED          (44,685)     (2,098)        -    (46,783)
                       ----------   ---------   -------  ---------
                       $ (44,779)   $ (1,887)   $ (500)  $(47,166)
                       ==========   =========   =======  =========

     1993
     Realized          $  (1,638)   $     293   $     9  $ (1,336)
     Unrealized            3,864          442         -     4,306
                       ----------   ---------   -------  ---------
                       $   2,226    $     735   $     9  $  2,970
                       ==========   =========   =======  =========

     1992
     Realized          $     (91)   $     44    $     -  $    (47)
     Unrealized          (11,144)      6,998          -    (4,146)
                       ----------   ---------   -------  ---------
                       $ (11,235)   $  7,042    $     -  $ (4,193)
                       ==========   =========   =======  =========

  The cost of available-for-sale equity securities was $12,484,000 at December 31, 1994, and $12,382,000 at December 31, 1993. At December 31, 1994, gross unrealized appreciation on available-for-sale equity securities was $3,514,000 and gross unrealized depreciation was $558,000. At December 31, 1993, gross unrealized appreciation on equity securities was $5,067,000 and gross unrealized depreciation was $13,000.

  A comparison of amortized cost to fair value of fixed maturity investments by category is as follows:

                                                     GROSS       GROSS
                                       AMORTIZED   UNREALIZED UNREALIZED   FAIR
                                         COST        GAINS      LOSSES    VALUE
                                       ---------  ----------    -----     -----
                                                      (IN THOUSANDS)
  At December 31, 1994:
  HELD TO MATURITY
  U.S. Treasury                        $ 8,891   $    25   $   (840)  $  8,076
  States and political subdivisions      8,888         -       (810)     8,078
  Foreign governments                    2,992         -       (197)     2,795
  Corporate securities                 147,419        90    (13,158)   134,351
  Mortgage-backed securities           210,460       558    (25,778)   185,240
                                      ---------  --------  ---------  ---------
                                      $378,650   $   673   $(40,783)  $338,540
                                      =========  ========  =========  =========
  AVAILABLE FOR SALE
  U.S. Treasury                       $ 23,207   $     2   $ (1,357)  $ 21,852
  States and political subdivisions     26,579         -       (760)    25,819
  Foreign governments                    4,024         -       (559)     3,465
  Corporate securities                  95,939         -     (6,538)    89,401
  Mortgage-backed securities            83,020        37     (4,846)    78,211
                                      ---------  --------  ---------  ---------
                                      $232,769   $    39   $(14,060)  $218,748
                                      =========  ========  =========  =========
  At December 31, 1993:
  HELD TO MATURITY

  U.S. Treasury                       $   9,124  $    100  $    (61)  $  9,163
  States and political subdivisions       5,200         -         -      5,200
  Corporate securities                  119,276     2,653      (312)   121,617
  Mortgage-backed securities            192,912     1,908    (5,260)   189,560
                                      ---------  --------  ---------  ---------
                                      $ 326,512  $  4,661  $ (5,633)  $325,540
                                      =========  ========  =========  =========
  AVAILABLE FOR SALE
  U.S. Treasury                       $  26,894  $    570  $    (26)  $ 27,438
  State and political subdivisions       21,571       121         -     21,692
  Foreign governments                     4,056         2      (119)     3,939
  Corporate securities                   73,981       744      (465)    74,260
  Mortgage-backed securities            131,215     5,029      (310)   135,934
                                      ---------  --------  ---------  ---------
                                      $ 257,717  $  6,466  $   (920)  $263,263
                                      =========  ========  =========  =========

  The amortized cost and fair value of fixed maturities at December 31, 1994, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

                                       AMORTIZED       FAIR
                                         COST          VALUE
                                       ---------       -----
        HELD TO MATURITY:                   (IN THOUSANDS)
        Due in 1995                   $    510      $    512
        Due 1996-2000                   51,247        47,784
        Due 2001-2005                   69,574        62,956
        Due after 2005                  46,859        42,048
        Mortgage-backed securities     210,460       185,240
                                      ---------     --------
                                      $378,650      $338,540
                                      =========     ========
        AVAILABLE FOR SALE:
        Due in 1995                   $    830      $    831
        Due 1996-2000                   59,914        56,399
        Due 2001-2005                   62,665        57,900
        Due after 2005                  26,340        25,407
        Mortgage-backed securities      83,020        78,211
                                      ---------     --------
                                      $232,769      $218,748
                                      =========     ========

  Proceeds from sales of investments (principally fixed maturities) during 1994, 1993 and 1992 were $111,850,000, $192,697,000 and $451,422,000, respectively.  Gross gains of $1,448,000, $10,834,000 and $8,073,000 and gross losses of $1,542,000, $12,472,000 and $8,164,000 were realized on fixed maturity sales in 1994, 1993 and 1992, respectively.

  Major categories of net investment income are summarized as follows:

                                1994         1993        1992
                                ----         ----        ----
                                         (IN THOUSANDS)
  Fixed maturities            $40,172      $34,529     $39,384
  Short-term investments        1,549        2,691       2,083
  Other                         4,189        4,069       3,733
                              --------    --------    --------

  Total investment income      45,910       41,289      45,200
  Investment expenses          (3,124)      (1,047)     (1,645)
                              --------    --------    --------
  Net investment income       $42,786      $40,242     $43,555
                              ========    ========    ========

  At December 31, 1994 and 1993 the net appreciation (depreciation) of available-for-sale securities in stockholders' equity consisted of gross appreciation (depreciation) of ($11,066,000) and $5,054,000, respectively, net of deferred tax assets (liabilities) of $3,873,000 and ($1,769,000), respectively.

  At December 31, 1994, securities with a carrying value of $96,247,000 were on deposit with various government authorities to meet regulatory requirements.

  At December 31, 1994, the amortized cost of fixed maturity investments in any one entity, other than the U.S. government or a U.S. government agency or authority, which exceeded 10% of PFS' consolidated stockholders' equity were as follows:

       GE Capital Mortgage Services, Inc.     $23,576,000
       Prudential Home                         11,131,000
       Ford Capital                            10,648,000
       Nomura Asset Securities                 10,102,000
       State of Washington                      9,651,000
       GMAC                                     9,877,000
       Associates Corporation                   7,237,000
       Citibank                                 6,900,000

  Investment real estate (net of $483,000 of accumulated depreciation) at December 31, 1994 consists principally of land and a building used, in part, as PFS' corporate headquarters.

  At December 31, 1994, PFS held unrated or less-than-investment-grade securities with a carrying value of $6,269,000 and an aggregate fair value of $5,479,000. Those holdings amounted to less than 1% of PFS' total investments at December 31, 1994.

  At December 31, 1994, fixed maturities with a carrying value of $16,400,000 had been non-income producing for the preceding 12-month period.

  5.  FEDERAL INCOME TAXES

  PFS adopted FASB Statement No. 109 as of January 1, 1993. The cumulative effect of the change in accounting for income taxes was not significant. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of PFS' deferred tax liabilities and assets are as follows:

                                                              DECEMBER 31
                                                       1994            1993
                                                       ----           ----
                                                            (IN THOUSANDS)
     DEFERRED TAX LIABILITIES
     Deferred policy acquisition costs                $72,306        $86,545
     Net unrealized appreciation on
       available-for-sale securities                        -          1,769
     Other                                              1,537          1,367

                                                     --------       --------
     Total deferred tax liabilities                    73,843         89,681
                                                     --------       --------

     DEFERRED TAX ASSETS
     Policy liabilities                                69,101         77,493
     Financial reinsurance                              3,788         11,150
     Net unrealized depreciation on
       available-for-sale securities                    3,873              -
     Other                                              8,213          8,830
                                                     --------       --------
     Total deferred tax assets                         84,975         97,473
     Valuation allowance for
       deferred tax assets                             (3,870)        (3,870)
                                                     --------       --------

     Deferred tax assets net of
       valuation allowance                             81,105         93,603
                                                     --------       --------
     Net deferred tax asset                           $ 7,262        $ 3,922
                                                     ========       ========

  The nature of PFS' deferred tax assets and liabilities are such that the reversal pattern for these temporary differences should generally result in realization of PFS' deferred tax assets. PFS establishes a valuation allowance for any portion of the deferred tax asset that management believes may not be realized. There was no change in the valuation allowance in 1994, and in 1993 the valuation allowance increased by $1,221,000 principally due to the acquisition of Continental Life & Accident Company (See Note 3).

  The deferred tax benefit for 1992 includes the effects of the following items (in thousands):

     Deferred policy acquisition costs             $(16,232)
     Policy liabilities                               2,966
     Decrease in operating loss carryforward            143
     General expenses                                 1,537
     Financial statement capital gains
       greater than tax capital gains                   148
     Other                                               83
                                                  ---------
     Deferred federal income tax benefit           $(11,355)
                                                  =========

  PFS' effective federal income tax rate varied from the statutory federal income tax rate as follows:

                                      LIABILITY METHOD          DEFERRED METHOD
                                      1994            1993             1992
                                 AMOUNT   %      AMOUNT     %     AMOUNT    %
                                ------   ---    ------    ---     ------   ---
                                            (DOLLARS IN THOUSANDS)

  Statutory federal income tax rate
    applied to income or loss
    before income taxes       $  9,108   35.0% $ 6,567    35.0% $(8,648)  34.0%
  Nondeductible goodwill
    amortization                  109      .4      319     1.7      192    (.8)
  Tax exempt interest            (307)   (1.2)     (99)    (.5)      -     -

  Other                           (37)    (.1)    (168)    (.9)      (21)    .1
                              --------   ----- --------   -----  --------  -----
  Income taxes (benefit) and
    effective rate            $ 8,873    34.1% $ 6,619    35.3%  $(8,477)  33.3%
                              ========   ===== ========   =====  ========  =====

  Taxes paid amounted to $9,731,000, $5,735,000, and $8,828,000 for 1994, 1993,
  and 1992, respectively.

  Under pre-1984 life insurance company income tax laws, a portion of a life insurance company's gain from operations was not subjected to current income taxation but was accumulated, for tax purposes, in a memorandum
  account designated as the  policyholders' surplus account.   The balance in
  this account at December 31, 1994 for PFS' life insurance subsidiaries was $10,040,000. Should the policyholders' surplus accounts of PFS' life insurance subsidiaries exceed their respective maximums, or should distributions in excess of their tax-basis shareholders' surplus account be made by the life insurance subsidiaries, such excess or distribution would be subject to federal income taxes at rates then in effect. Deferred taxes of $3,500,000 have not been provided on amounts included in the policyholders' surplus accounts, since PFS contemplates no such taxable events in the foreseeable future.

  As of December 31, 1994, PFS' life insurance subsidiaries had combined tax-basis shareholders' surplus accounts of $46,000,000. Distributions up to that amount would result in no income tax liability.

  6.  REINSURANCE

  PFS' insurance subsidiaries reinsure risks with other companies to permit the recovery of a portion of the direct losses. These reinsured risks are treated as though, to the extent of the reinsurance, they are risks for which the subsidiaries are not liable. PFS remains liable to the extent that the reinsuring companies do not meet their obligations under these reinsurance treaties.

  PFS' premiums were reduced for reinsurance premiums by $37,273,000, $40,592,000, and $30,469,000 in 1994, 1993, and 1992, respectively. Under various reinsurance arrangements, PFS' premiums were increased by $16,928,000, $19,338,000, and $15,403,000 in 1994, 1993, and 1992,
  respectively. PFS' policy benefits have been reduced for reinsurance recoveries of $23,319,000 in 1994, $21,871,000 in 1993, and $22,171,000 in
  1992. At December 31, 1994, approximately 40% of PFS' reinsurance receivables and amounts on deposit with reinsurers were due from Employers Reinsurance Corporation, 14% from North American Reassurance, and 12% from The Universe Life Insurance Company. The amounts due from The Universe Life Insurance Company were held in a financial institution trust account.

  7.  SALE OF AGENT RECEIVABLES

  In 1994, 1993, and 1992 a subsidiary of PFS sold agent receivables to an unaffiliated company for proceeds of $24,393,000, $25,376,000, and $20,347,000, respectively. The outstanding balances of such agent receivables sold that remained uncollected at December 31, 1994 and 1993 were $7,937,000 and $9,815,000, respectively. PFS remains subject to a maximum credit exposure under this agreement amounting to 10% of agent receivables at December 31, 1994.

  8.  RECONCILIATION OF LIABILITY FOR POLICY AND CONTRACT CLAIMS

  The following table provides a reconciliation of the beginning and ending policy and contract claim liability balances reported in PFS' balance sheets:

                                       YEAR ENDED DECEMBER 31
                                     1994       1993       1992
                                     ----       ----       ----
                                           (IN THOUSANDS)

  Policy and contract claim
    liability beginning of year     $189,389   $148,141  $151,577

  Incurred claims                    445,794    410,607   377,063

  Deduct claims paid related to:

       Current year                  350,210    260,702   251,773
       Prior years                   129,600    108,657   128,726
                                   ---------  ---------  ---------
       Total claims paid             479,810    369,359   380,499
                                   ---------  ---------  ---------

  Policy and contract claim
    liability end of year           $155,373   $189,389  $148,141
                                   =========  =========  =========

  PFS has historically held margins in its accident and health claim reserves to provide for potential adverse deviation. The claim reserve estimates are continually reviewed and adjusted as necessary. Based on payments through the first nine months of 1994, PFS determined that claim reserves contained significantly higher margins than originally projected. As a result, claim reserve margins of $15,000,000 were released in the third quarter of 1994. PFS continues to hold additional margins which it considers to be reasonable in its medical claim reserves.

  9.  NOTES PAYABLE

  Short-term notes payable included $18,950,000 at December 31, 1994, drawn under a line of credit arrangement. The borrowings are due in 1995 and bear interest at prime and payable quarterly (See Note 22). The remaining balance under the line of credit is due in October 1995.

  At December 31, 1994, a PFS subsidiary had an unsecured loan of $1,125,000. The portion of the loan due in 1995 of $300,000 is included in short-term notes payable. The remainder of the note is included in long-term notes payable. The note bears interest currently at prime and is payable quarterly with the final payment due July 1998.

  At December 31, 1994, a PFS subsidiary has two unsecured loans totaling $2,275,000. The portion of the loans due in 1995 of $580,000 are included in short-term notes payable. The remainder of the notes are included in long-term notes payable. The notes bear interest at prime and are payable quarterly with the final payment due December 1999. PFS has guaranteed payment of the notes.

  At December 31, 1994, PFS had $263,000 of short-term debt liability for which a PFS agency subsidiary's future renewal commissions were pledged as collateral.

  The weighted average interest rate on short-term notes payable at year end was 7.7%, 5.0% and 5.6% in 1994, 1993 and 1992, respectively.

  Interest paid amounted to $4,950,000, $1,023,000, and $2,274,000 for 1994,
  1993, and 1992, respectively.

  10.  ACCIDENT AND HEALTH BUSINESS

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

  Pursuant to an actuarial study performed in the third quarter of 1994, PFS revised certain of these assumptions to reflect present and anticipated future experience. This study resulted in increased amortization of deferred policy acquisition costs of $16,700,000 in the third quarter of 1994. A similar actuarial study performed in 1992 resulted in increased amortization of deferred policy acquisition costs of $30,000,000 in the fourth quarter of 1992.

  11.  STATUTORY-BASIS FINANCIAL INFORMATION

  The following tables compare combined net income and stockholders' equity for PFS' insurance subsidiaries determined on the basis as prescribed or permitted by regulatory authorities (statutory basis) with consolidated net income (loss) and stockholders' equity reported in accordance with GAAP. Statutory basis accounting emphasizes solvency rather than matching revenues and expenses during an accounting period. The significant differences between statutory basis accounting and GAAP are as follows:

     Deferred Policy Acquisition Costs. Costs of acquiring new policies are expensed when incurred on a statutory basis rather than capitalized and amortized over the term of the related polices in the GAAP financial statements.

     Policy Liabilities. Certain policy liabilities are calculated based on statutorily required methods and assumptions on a statutory basis rather than on estimated expected experience or, for annuity and interest-sensitive life insurance, actual account balances for GAAP.

     Financial Reinsurance. The effects of certain financial reinsurance transactions are included in the statutory basis financial statements but are eliminated from the GAAP financial statements.

     Deferred Federal Income Taxes. Deferred federal income taxes are not provided on a statutory basis for differences between financial statement and tax return amounts.

     Surplus Notes. Surplus notes are reported in capital and surplus on a statutory basis rather than as liabilities in the GAAP financial statements.

     Non-insurance Companies' Equity. Contributions by PFS to the capital and surplus of its insurance subsidiaries increases the stockholders' equity of those insurance subsidiaries on a statutory basis but does not effect the consolidated stockholders' equity on a GAAP basis.

     Unrealized Depreciation On Fixed Maturities Available-For-Sale. Fixed maturity securities classified as available-for-sale are carried principally at amortized cost on a statutory basis rather than at fair value with unrealized gains and losses on such securities reported as a separate component of stockholders' equity in the GAAP financial statements.

                                                1994        1993       1992
                                                ----        ----       ----
                                                       (IN THOUSANDS)

  Combined net income on a statutory basis   $  6,986     $ 10,155  $   3,629

  Adjustments for:
     Deferred policy acquisition costs        (34,814)     (12,842)   (43,779)
     Policy liabilities                        26,544      (18,494)   (19,957)
     Financial reinsurance                     17,544       34,017     33,118
     Deferred federal income taxes             (2,303)       4,239     11,355
     Non-insurance companies, eliminations,
       and other adjustments                    3,192       (4,930)    (1,325)
                                            ----------    --------- ----------

  Consolidated net income (loss) in accordance
     with GAAP                              $  17,149     $ 12,145  $ (16,959)
                                            ==========    ========= ==========

                                                             DECEMBER 31
                                                          1994          1993
                                                          ------------------
                                                            (IN THOUSANDS)

  Combined stockholders' equity on a statutory basis    $ 124,284   $ 106,567

  Adjustments for:
     Deferred policy acquisition costs                   225,618      260,432
     Policy liabilities                                 (180,422)    (206,966)
     Financial reinsurance                               (12,748)     (30,292)
     Deferred federal income taxes                         7,262        3,922
     Non-admitted assets                                  10,813       11,743
     Surplus notes                                        (4,436)      (4,116)
     Unrealized depreciation on available-for-sale
         fixed maturities                                (14,021)           -
     Other                                               (12,296)     (12,229)
                                                        ---------   ----------

  Combined insurance subsidiaries stockholders'
     equity on a GAAP basis                              144,054      129,061

  Non-insurance companies equity, eliminations
     and other adjustments                               (75,726)     (60,189)
                                                        ---------   ----------

  Consolidated stockholders' equity in
     accordance with GAAP                               $ 68,328    $  68,872
                                                        =========   ==========

  Dividends from PFS' insurance subsidiaries unassigned surplus are limited to the greater of the prior-year statutory-basis net gain from operations or 10% of statutory-basis surplus. The total amount of dividends that could be paid in 1995 without regulatory approval is $7,419,000. At December 31, 1994, PFS' retained earnings was $34,460,000 in excess of the combined statutory-basis unassigned surplus of the insurance subsidiaries.

  PFS is required to maintain adequate amounts of statutory-basis capital and surplus to satisfy regulatory requirements and provide capacity for production of new business. Acquisition costs relating to the production of new business result in a reduction of statutory-basis net income and capital and surplus.

  12.  CONVERTIBLE SUBORDINATED DEBENTURES

  In July 1993 PFS issued $57,477,000 of 8% convertible subordinated debentures due in 2000. Interest on the debentures is payable in January and July of each year. Net proceeds from the offering totaled approximately $54,000,000 and were used, in part, to repay long-term notes payable. The debentures are convertible into PFS' Common Stock at any time prior to maturity, unless previously redeemed, at a conversion price of $11.75 per share.

  The debentures are redeemable by PFS under certain conditions after July
  1996.

  At December 31, 1994, 4,887,404 shares of PFS' Common Stock were reserved for conversion of the outstanding convertible subordinated debentures.

  13.  REDEEMABLE PREFERRED STOCK

  In 1989, PFS issued 1,000,000 shares of $2.125 Cumulative Convertible Exchangeable Preferred Stock. The proceeds of the public offering were $23,337,000 after reduction for expenses of $1,663,000, which expenses were charged to additional paid-in capital. The Preferred Stock is carried on PFS' balance sheet at the redemption and liquidation value of $25 per share.

  Each share of Preferred Stock is convertible by the holders at any time into
  1.6 shares of PFS Common Stock. Annual cumulative dividends of $2.125 per share are payable quarterly. The preferred stock is nonvoting unless dividends are in arrears. At December 31, 1994, 1,387,680 shares of PFS' Common Stock were reserved for conversion of the outstanding preferred stock.

  The Preferred Stock is redeemable at the option of the holders upon certain acquisitions or other business combinations involving PFS Common Stock.

  The Preferred Stock is redeemable by PFS at redemption prices of $26.06 per share in 1994, declining to $25 in 1999. The Preferred Stock is exchangeable in whole at PFS' option on any dividend payment date for PFS' 8 1/2% Convertible Subordinated Debentures due in 2014 at the rate of $25 principal amount of Subordinated Debentures for each share of Preferred Stock.

  14.  SHAREHOLDER RIGHTS AGREEMENT

  In 1990, PFS distributed one preferred share purchase right for each outstanding share of Common Stock. The rights are intended to cause substantial dilution to a person or group that attempts to acquire PFS on terms not approved by PFS' directors. The rights expire in 2000 or PFS may redeem the rights prior to exercise for $.01 per right.

  The rights are not exercisable unless a person or group acquires, or offers to acquire, 20% or more of PFS' Common Stock under certain circumstances.
  The rights, when exercisable, entitle the holder to purchase one-tenth of a share of a new series of PFS Series A Junior Preferred Stock at a purchase price of $45. Such preferred shares, of which 2,000,000 are authorized, would be voting and would be entitled to distributions that are ten times the distributions to common shareholders. Subsequent to exercise of the rights, in the event of certain business combinations involving PFS, a holder of rights would have the right to receive PFS Common Stock with a value of two times the exercise price of the rights.

  15.  STOCK OPTIONS AND RIGHTS

  PFS has a nonqualified stock option plan and certain stock incentive programs principally for directors and key employees of PFS and its subsidiaries.
  PFS' Board of Directors grants the options and specifies the conditions of the options. The number of shares of common stock available for benefits under the plan is equal to 15% of the average fully diluted shares outstanding for the prior fiscal year. Options expire ten years after grant. Information with respect to these options is as follows:

                                      1994                      1993
                              NUMBER                    NUMBER
                                OF        EXERCISE        OF        EXERCISE
                              SHARES        PRICE       SHARES        PRICE
                              ------      --------      ------      --------
  Options outstanding at
    beginning of year          733,250  $5.50 - $12.00  594,250  $5.50 - $12.00
  Granted                      480,321   8.88 -  11.38  225,000            5.50
  Exercised                     85,500   5.50 -  11.00   72,000   5.50 -  12.00
  Canceled/repurchased          82,500   5.50 -  12.00   14,000            5.50
                             ---------  --------------  -------  --------------
  Options outstanding at end
    of year                  1,045,571  $5.50 - $12.00  733,250  $5.50 - $12.00
                             =========                  =======

  Options exercisable at end
    of year                    561,250                  573,250
                             =========                  =======

  Unoptioned shares available
    for granting of options  1,535,201                   22,900
                             =========                  =======

  16.  COMMITMENTS AND CONTINGENCIES

  PFS and its subsidiaries are named as defendants in various legal actions, some claiming significant damages, arising primarily from claims under insurance policies, disputes with agents, and other matters. PFS' management and its legal counsel are of the opinion that the disposition of these actions will not have a material adverse effect on PFS' financial position.

  PFS leases various office facilities furniture and equipment and computer equipment under noncancelable operating leases. Rent expense was $4,530,000, $4,516,000, and $3,700,000 in 1994, 1993, and 1992, respectively. Minimum future rental commitments in connection with noncancelable operating leases are as follows:

              1995           $ 3,203,000
              1996             2,445,000
              1997               939,000
              1998               258,000

              1999               106,000

  PFS has entered into employment agreements with certain officers.

  The number of insurance companies that are under regulatory supervision has increased, and that increase is expected to result in an increase in assessments by state guaranty funds to cover losses to policyholders of insolvent or rehabilitated companies. Those mandatory assessments may be partially recovered through a reduction in future premium taxes in some states. For all assessment notifications received, PFS has accrued for those assessments net of estimated future premium tax reductions.

  17.  BENEFIT PLAN

  PFS has a defined-contribution employee benefit plan that covers substantially all home office employees who have attained age 21 and completed one year of service. Plan participants may contribute from 1% to 10% of their total compensation subject to an annual maximum. The plan also provides for PFS to match participants' contributions up to $1,000 per year and 50% of participants, contributions above $1,000 up to the annual Internal Revenue Service limit ($9,240 in 1994). PFS makes employer contributions to the plan in cash or in PFS Common Stock at the discretion of PFS' Board of Directors. At December 31, 1994, the Plan's assets included PFS Common Stock of $2,915,775, at fair value. PFS' contibutions charged to operations were $1,365,000 in 1994, $1,073,000 in 1993, and $852,000 in 1992.

  A PFS subsidiary, which owns insurance and agency companies, had a stock purchase plan that allowed certain eligible agents to purchase common stock in the subsidiary at the subsidiary's per share book value. The plan was terminated in November 1992. In accordance with the plan's provisions, agents became fully vested. Eligible agents were given the option to participate in a new agent stock purchase plan. This new plan allows agents to purchase PFS Common Stock. Stock purchases are limited to a specific percentage of the agent's commission as determined by PFS but in no event to be less than 3%. Under the plan the agents are also credited with additional shares of PFS Common Stock as determined by PFS. In 1994, 1993 and 1992, 6,332 shares, 8,057 shares and 163,566 shares, respectively, of PFS Common Stock were issued under this plan.

  18.  ALLOWANCES AND ACCUMULATED DEPRECIATION

  Allowances for doubtful accounts related to other receivables amounted to $895,000 at December 31, 1994, and $1,271,000 at December 31, 1993.

  Accumulated depreciation related to building and equipment amounted to $19,325,000 at December 31, 1994, and $16,891,000 at December 31, 1993.

  19.  FAIR VALUE INFORMATION

  The following methods and assumptions were used by PFS in estimating its fair values for financial instruments:

       Cash, short-term investments, short-term notes payable, and accrued investment income: The carrying amounts reported in the balance sheets for these instruments approximate their fair values.

       Investment securities: Fair values for fixed maturity securities (including redeemable preferred stocks) are based on quoted market prices, where available. For fixed maturity securities not actively traded, fair values are estimated using values obtained from independent pricing services, or, in the case of private placements, are estimated by discounting expected future cash flows using a current market rate applicable to the yield quality, and maturity of the investments. The fair values for equity securities are based on quoted market prices.

       Mortgage loans and policy loans: The carrying amount of PFS' mortgage loans approximates their fair values. The fair values for policy loans are estimated using capitalization of earnings methods, using interest rates currently being offered for similar loans to borrowers with similar credit ratings.

       Investment contracts: Fair values for PFS' liabilities under investment-type insurance contracts are based on current cash surrender values.

       Fair values for PFS' insurance policies other than investment contracts are not required to be disclosed. However, the fair values of liabilities under all insurance policies are taken into consideration in PFS' overall management of interest rate risk, which minimizes exposure to changing interest rates through the matching of investment maturities with amounts due under insurance policies.

       Long-term notes payable: The fair value of PFS' long-term notes payable approximates the carrying value.

       Convertible subordinated debentures: The fair value of PFS' convertible subordinated debentures is based on quoted market prices.

  The fair values of certain financial instruments along with their corresponding carrying values of December 31, 1994 and 1993 are as follows:

                                     1994                    1993
                              FAIR       CARRYING      FAIR     CARRYING
                              VALUE        VALUE       VALUE      VALUE
                              -----      --------      -----    --------
                                           (IN THOUSANDS)
  Financial Assets

    Fixed Maturities:
      Available-or-sale      $218,748    $218,748    $263,263   $257,717
      Held-to-maturity        338,540     378,650     325,540    326,512
    Equity securities          15,440      15,440      17,436     17,436
    Mortgage loans              1,806       1,806       3,201      3,201
    Policy loans               22,025      23,082      21,011     23,988

  Financial Liabilities

    Investment contracts      194,072     203,654     191,816    200,894
    Long-term notes payable     2,520       2,520       1,125      1,125
    Subordinated debentures    54,843      57,427      70,122     57,477

  During the fourth quarter of 1994, PFS began using exchange-traded treasury futures contracts as part of its overall interest rate risk management strategy for a small portion of its life and annuity business. The initial margin deposit paid for the futures represents their cost basis which is adjusted to fair value in the financial statements. Realized and unrealized gains and losses, which were immaterial in 1994, are recognized as an adjustment to the carrying amount of the asset being hedged.

  20.  SEGMENT INFORMATION

  PFS has four business segments: Group Medical, Senior Health, Life Insurance, and Medical Utilization Management. The segments are based on PFS' main Divisions. Allocations of investment income and certain general expenses are based on various assumptions and estimates, and reported operating results by segment would change if different methods were applied. Assets are not individually identifiable by segment and have been allocated based on the amount of policy liabilities by segment and by other formulas. Depreciation expense and capital expenditures are not considered material. Realized investment gains and losses are allocated to the appropriate segment. General corporate expenses are not allocated to the individual segments. Revenues, income or loss before income taxes, and identifiable assets by business segment are as follows:

                                        1994        1993          1992
                                       ----         ----          ----
                                               (IN THOUSANDS)
  REVENUES
  --------
  Group Medical:
    Unaffiliated                   $  457,633    $  379,742    $ 327,033
    Inter-segment                      35,373        30,439       26,500
  Senior Health                       235,031       247,100      258,608
  Life Insurance                       71,075        67,780       68,411
  Medical Utilization Management:
    Unaffiliated                       10,416         4,506        1,921
    Inter-segment                       4,927         4,358        2,041
                                   ----------    ----------    ---------
       814,455                        733,925       684,514
  Eliminations                         40,300        34,797       28,541
                                   ----------    ----------    ---------
  Total                            $  774,155    $  699,128    $ 655,973
                                   ==========    ==========    =========

  INCOME (LOSS) BEFORE INCOME TAXES
  ---------------------------------
  Group Medical                    $  10,889     $   6,528     $(25,235)
  Senior Health                       13,420        12,255        1,966
  Life Insurance                       8,537         7,623          340
  Medical Utilization Management       2,026        (1,211)         335
  Corporate expenses                  (8,850)       (6,431)      (2,843)
                                   ----------    ----------    ---------
  Total                            $  26,022     $  18,764     $(25,437)
                                   ==========    ==========    =========

  IDENTIFIABLE ASSETS AT YEAR-END
  -------------------------------
  Group Medical                    $  245,763    $  287,713    $ 206,194
  Senior Health                       291,703       301,700      292,449
  Life Insurance                      533,070       514,154      478,529
  Medical Utilization Management        5,164         4,704        1,517
                                   ----------    ----------    ---------
  Total                            $1,075,700    $1,108,271    $ 978,689
                                   ==========    ==========    =========

  21.  CREDIT ARRANGEMENTS

  PFS has a line of credit arrangement for short-term borrowings with three banks amounting to $20,000,000 through April 1996, of which $18,950,000 was used at December 31, 1994. The line of credit arrangement can be terminated, in accordance with the agreement, at PFS' option.

  22.  SUBSEQUENT EVENT

  As discussed in Note 3, on January 31, 1995, PFS acquired all of the outstanding common shares of Connecticut National Life Insurance Company for a cost of $24,000,000. To fund the acquisition, PFS utilized $15,000,000 from its available line of credit and internal cash sources. The line of credit was replaced with a five year term loan totaling $15,000,000 in March 1995.

  23.  QUARTERLY FINANCIAL DATA (UNAUDITED)

  A summary of unaudited quarterly results of operations for 1994 and 1993 is as follows (in thousands, except per share amounts):

  1994
  ----
                                       1ST       2ND       3RD       4TH
                                       ---       ---       ---       ---
  Premiums and
   policy charges                  $172,898   $176,803  $176,190  $178,219

  Net investment
   income and other                  18,367     16,926    17,674    17,079

  Net income                          4,500      4,403     3,321     4,926

  Net income per share:
    Primary                             .60        .59       .44       .73
    Fully diluted                       .40        .40       .32       .46

  1993
  ----
                                       1ST       2ND       3RD       4TH
                                       ---       ---       ---       ---
  Premiums and
   policy charges                  $155,343   $154,189  $154,132  $177,302

  Net investment
   income and other                  14,369     13,928    15,802    14,063

  Net income                          2,295      2,627     3,128     4,095

  Net income per share:
    Primary                             .26        .31       .40       .54
    Fully diluted                       .26        .31       .31       .37

                                    SCHEDULE I

                 PIONEER FINANCIAL SERVICES, INC. AND SUBSIDIARIES

            CONSOLIDATED SUMMARY OF INVESTMENTS--OTHER THAN INVESTMENTS
                                IN RELATED PARTIES

                                 December 31, 1994

                                                            Amount
                                                         Shown in the
                                                         Consolidated
                                 Amortized      Fair        Balance
  Type of Investment                Cost       Value          Sheet
  ------------------             ---------     -----    ------------
                                           (in thousands)
  Fixed maturities to be held
   to maturity:
    U.S. Treasury                 $  8,891    $  8,076     $  8,891
    States and political
      subdivisions                   8,888       8,078        8,888
    Foreign governments              2,992       2,795        2,992
    Corporate securities           147,419     134,351      147,419
    Mortgage-backed securities     210,460     185,240      210,460
                                  --------    --------     --------
     TOTAL FIXED MATURITIES
       TO BE HELD TO MATURITY      378,650     338,540      378,650
                                  --------    --------     --------

  Fixed maturities available
   for sale:
    U.S. Treasury                   23,207    $ 21,852       21,852
    States and political
      subdivisions                  26,579      25,819       25,819
    Foreign governments              4,024       3,465        3,465
    Corporate securities            95,939      89,401       89,401
    Mortgage-backed securities      83,020      78,211       78,211
                                  --------    --------     --------
     TOTAL FIXED MATURITIES
       AVAILABLE FOR SALE          232,769     218,748      218,748
                                  --------    --------     --------

  Equity securities:
    Common stocks:
     Banks, trusts, and
        insurance companies          9,145    $ 12,526       12,526
    Nonredeemable preferred
     stocks                          3,339       2,914        2,914
                                  --------    --------     --------

     TOTAL EQUITY SECURITIES        12,484    $ 15,440       15,440
                                  --------    ========     --------

  Real estate                       16,959                   16,959
  Mortgage loans on real estate      1,806                    1,806
  Policy loans                      23,082                   23,082
  Short-term investments            69,152                   69,152
                                  --------                 --------

     TOTAL INVESTMENTS            $734,902                 $723,837
                                  ========                 ========

                                    SCHEDULE II

                 PIONEER FINANCIAL SERVICES, INC. (Parent Company)
                   CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             CONDENSED BALANCE SHEETS
                (In thousands, except share and per share amounts)

                                                       December 31
                                                     1994       1993
                                                    ------     ------
  ASSETS
  Investments in subsidiaries*                     $122,310   $107,620
  Cash                                                  157      1,711
  Note receivable from United Group Holdings*        38,704     37,495
  Other notes receivable from subsidiaries*           3,517        403
  Due from affiliates*                                  132      1,014
  Prepaid expenses                                      592        573
  Deferred debenture offering expenses                3,214      3,799
  Other assets                                        2,014        363
                                                   --------  ---------
                                                   $170,640   $152,978
                                                   ========  =========

  LIABILITIES, REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY
  Liabilities:
    General expenses and other liabilities         $  3,481   $  2,444
    Preferred stock dividends payable                   772        510
    Short-term notes payable                         18,950          -
    Convertible subordinated debentures              57,427     57,477
                                                   --------   --------
                                                     80,630     60,431
  Redeemable Preferred Stock, no par value:
    $2.125 cumulative convertible exchangeable
    preferred stock
     Authorized:  5,000,000 shares
     Issued and outstanding: (1994-867,300 shares;   21,682     23,675
        1993-947,000 shares)

  Stockholders' equity:
    Common Stock, $1 par value:
     Authorized: 20,000,000 shares
     Issued, including shares in treasury
       (1994 - 6,996,157; 1993 - 6,900,000)           6,996      6,900
    Additional paid-in capital                       29,299     28,814
    Unrealized appreciation (depreciation)
     of equity securities                            (7,193)     3,285
    Retained earnings                                48,960     34,645
    Less treasury stock at cost (1994 - 1,078,400)
     1993 - 556,800)                                 (9,734)    (4,772)
                                                   --------   --------
  Total stockholders' equity                         68,328     68,872
                                                   --------   --------
                                                   $170,640   $152,978
                                                   ========   ========

  See note to condensed financial statements.

  *Eliminated in consolidation.

                                    SCHEDULE II

                 PIONEER FINANCIAL SERVICES, INC. (Parent Company)

             CONDENSED FINANCIAL INFORMATION OF REGISTRANT--Continued

                        CONDENSED STATEMENTS OF OPERATIONS
                                  (In thousands)

                                               Year Ended December 31
                                         1994           1993        1992
                                        ------         ------      ------

  Revenues:
    Interest income from subsidiaries*  $  2,972      $  1,090     $  1,835
    Other investment income                  109            62           15
    Dividends from consolidated
     subsidiaries*                        10,225        10,345       10,482
                                        --------      --------     --------
                                          13,306        11,497       12,332

  Expenses:
    Operating and administrative
     expenses                              5,672         4,702        2,154
    Interest expense                       4,894         3,204        2,206
                                        --------      --------     --------
                                          10,566         7,906        4,360
                                        --------      --------     --------

       Income before equity in
       undistributed net income or
       loss of subsidiaries                2,740         3,591        7,972

  Equity in undistributed net
    income (loss) of subsidiaries*        14,409         8,554      (24,931)
                                        --------      --------     --------

       Net income (loss)                  17,149        12,145      (16,959)

  Preferred stock dividends                1,904         2,021        2,039
                                        --------      --------     --------

  Income (loss) applicable to
    common stockholders                 $ 15,245      $ 10,124     $(18,998)
                                        ========      ========     ========




  See note to condensed financial statements.

  *Eliminated in consolidation.

                                    SCHEDULE II

                 PIONEER FINANCIAL SERVICES, INC. (Parent Company)

             CONDENSED FINANCIAL INFORMATION OF REGISTRANT--Continued

                        CONDENSED STATEMENTS OF CASH FLOWS
                                  (In thousands)

                                                 Year Ended December 31
                                              1994        1993        1992
                                             ------      ------      ------

  OPERATING ACTIVITIES
    Net income (loss)                      $ 17,149    $ 12,145    $(16,959)
    Adjustments to reconcile net
     income or loss to net cash provided
     by operating activities:
       Change in other assets and
         liabilities                          1,095       1,678        (929)
       Equity in undistributed net
         (income) loss of subsidiaries*     (14,409)     (8,554)     24,931
                                           --------    --------    --------

       NET CASH PROVIDED
       BY OPERATING ACTIVITIES                3,835       5,269       7,043

  INVESTING ACTIVITIES
    Additional investment in
     consolidated subsidiaries*             (10,758)    (15,219)        (13)

  FINANCING ACTIVITIES
    Decrease (increase) in notes receivable
     from PLIC                                    -      29,128     (11,597)
    Increase in notes receivable from UGH    (1,209)    (37,495)         -
    Net proceeds from issuance of
     convertible subordinated debentures          -      54,055          -
    Increase in notes payable                18,950          -       10,000
    Repayment of notes payable                  (50)    (31,600)     (3,900)
    Decrease (increase) in other notes
     receivable from subsidiaries*           (3,114)      3,591        (447)
    Stock options exercised                     495         451         165
    Dividends paid-preferred                 (1,904)     (2,021)     (2,039)
    Dividends paid-common                      (930)         -           -
    Purchase of treasury stock               (4,963)     (4,720)        (52)
    Retirement of preferred stock            (1,993)       (315)         -
    Other                                        87          44         717
                                           --------    --------    --------

       NET CASH PROVIDED (USED) BY
        FINANCING ACTIVITIES                  5,369      11,118      (7,153)
                                           --------    --------    --------

  INCREASE (DECREASE) IN CASH                (1,554)      1,168        (123)

  CASH AT BEGINNING OF YEAR                   1,711         543         666
                                           --------    --------    --------

  CASH AT END OF YEAR                      $    157    $  1,711    $    543

                                           ========    ========    ========


  See note to condensed financial statements.

  *Eliminated in consolidation.

                                    SCHEDULE II

                 PIONEER FINANCIAL SERVICES, INC. (Parent Company)

                      NOTE TO CONDENSED FINANCIAL STATEMENTS


  The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Pioneer Financial Services, Inc.

  At December 31, 1994 and 1993, the notes receivable from United Group Holdings of Delaware (UGH) represents the purchase of National Group Life Insurance Company from the parent company. The note bears interest at the rate of 8% and matures on December 31, 1998.

                                   SCHEDULE III

                 PIONEER FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                        SUPPLEMENTARY INSURANCE INFORMATION
                                  (In thousands)

                                             December 31
                        -----------------------------------------------------
                          Deferred    Future Policy
                           Policy      Benefits and
                        Acquisition     Policy and     Unearned  Other Policy
   Segment                  Costs    Contract Claims   Premiums   Liabilities
   -------              -----------  ---------------  --------  -------------

  1994:
  Group Medical           $ 68,608       $121,098     $ 16,176     $  4,343

  Senior Health             95,191        191,800       60,090        4,461

  Life Insurance            61,819        463,037            -        7,603

  Medical Utilization
   Management                    -              -            -            -
                          --------       --------      --------    --------
                          $225,618       $775,935     $ 76,266     $ 16,407
                          ========       ========      ========    ========

  1993:
  Group Medical           $ 92,153       $126,684     $ 15,844     $  3,862

  Senior Health            111,708        215,232       72,101        4,204

  Life Insurance            56,571        458,207            -        6,971

  Medical Utilization
   Management                    -              -            -            -
                          --------       --------      --------    --------
                          $260,432       $800,123     $ 87,945     $ 15,037
                          ========       ========      ========    ========

  1992:
  Group Medical           $ 81,408       $ 85,257     $ 14,028     $  1,361

  Senior Health            133,749        203,709       76,852        1,471

  Life Insurance            54,517        417,590            -        5,428

  Medical Utilization
   Management                    -              -            -            -
                          --------       --------      --------    --------
                          $269,674       $706,556     $ 90,880     $  8,260
                          ========       ========      ========    ========

                 PIONEER FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                        SUPPLEMENTARY INSURANCE INFORMATION
                                  (In thousands)

                                                   Amortization
                                  Net                   of
                   Premiums   Investment             Deferred
                      and     Income and              Policy             Other
                    Policy  Realized Gains          Acquisition Other  Operating
  Segment           Charges   and Losses*  Benefits    Costs    Income Expenses*
  -------           ------   ------------- -------- ----------  ------ ---------

  1994:

  Group Medical      $431,831  $  9,184   $267,450  $ 62,281 $ 16,618  $117,013

  Senior Health       227,349     6,516    139,799    29,807    1,166    52,005

  Life Insurance       44,929    26,700     42,947     7,985     (554)   11,606

  Medical Utilization
    Management              -         3          -         -   10,413     8,390

  Corporate Expenses        -         -          -         -        -     8,850
                     --------  --------   --------  -------- --------- --------
                     $704,109  $ 42,403   $450,196  $100,073 $ 27,643  $197,864
                     ========  ========   ========  ======== ========= ========

  1993:

  Group Medical      $357,784  $  8,033   $246,117  $ 36,189 $ 13,925  $ 90,908

  Senior Health       243,900     2,393    151,846    30,132      800    52,860

  Life Insurance       39,282    28,478     39,419    10,554       27    10,191

  Medical Utilization
    Management              -         2          -         -    4,504     5,717

  Corporate Expenses        -         -          -         -        -     6,431
                     --------  --------   --------  -------- ---------  --------
                     $640,966  $ 38,906   $437,382  $ 76,875 $  19,256  $166,107
                     ========  ========   ========  ======== =========  ========

  1992:

  Group Medical      $306,880  $  6,806   $197,058  $ 55,701 $ 13,348  $ 99,510

  Senior Health       253,014     3,476    170,988    35,928    2,117    49,724

  Life Insurance       35,219    33,222     47,622     9,086      (30)   11,363

  Medical Utilization
    Management              -         4          -         -    1,917     1,586

  Corporate Expenses        -         -          -         -        -     2,843

                     --------  --------   --------  -------- --------- --------
                     $595,113  $ 43,508   $415,668  $100,715 $ 17,352  $165,026
                     ========  ========   ========  ======== ========= ========

  *Allocations of net investment income and other operating expenses are based on a number of assumptions and estimates and results would change if different methods were applied. Interest expense has been included with other operating expenses. Realized investment gains and losses were allocated to the appropriate segment.

                                    SCHEDULE IV

                 PIONEER FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                    REINSURANCE
                                  (In thousands)

                                                   Assumed           Percentage
                                       Ceded to      from             of Amount
                             Gross      Other       Other      Net     Assumed
                            Amount    Companies   Companies   Amount   to net
                            -------   ---------   ---------   ------ ----------

  Year Ended December 31, 1994:
    Life insurance in force*$12,581,797 $ 3,801,387 $       -  $8,780,410     -
                            =========== =========== ========== ==========   ====

    Premiums and Policy Charges:

    Group Medical           $   435,166 $    19,121 $   15,786 $  431,831   3.6%
    Senior Health               227,349           -          -    227,349     -
    Life Insurance               61,939      18,152      1,142     44,929   2.5
    Medical Utilization
      Managment                       -           -          -          -
                            ----------- ----------- ---------- ----------
                            $   724,454 $    37,273 $   16,928 $  704,109
                            =========== =========== ========== ==========


  Year Ended December 31, 1993:
    Life insurance in force*$11,823,127 $ 3,859,945 $       -  $7,963,182     -
                            =========== =========== ========== ==========   ====

    Premiums and Policy Charges:

    Group Medical           $   362,888 $    24,154 $   19,050 $  357,784   5.3%
    Senior Health               243,899           -          -    243,899     -
    Life Insurance               55,433      16,438        288     39,283    .7
    Medical Utilization
     Management                       -           -          -          -
                            ----------- ----------- ---------- ----------
                            $   662,220 $    40,592 $   19,338 $  640,966
                            =========== =========== ========== ==========


  Year Ended December 31, 1992:
    Life insurance in force*$10,338,557 $ 3,929,621 $       -  $6,408,936     -
                            =========== =========== ========== ==========   ====

    Premiums and Policy Charges:

    Group Medical           $   305,833 $    14,328 $   15,375 $  306,880   5.0%
    Senior Health               253,014           -          -    253,014     -
    Life Insurance               51,332      16,141         28     35,219    .1
    Medical Utilization
      Management                      -           -          -          -
                            ----------- ----------- ---------- ----------
                            $   610,179 $    30,469 $   15,403 $  595,113
                            =========== =========== ========== ==========

  *At end of year

                                    SCHEDULE V

                 PIONEER FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                         VALUATION AND QUALIFYING ACCOUNTS

                                  (In thousands)

                                                        Deductions-
                                                          Doubtful
                                                          Accounts
                                                          Written
                                  Balance at Additions-  off During  Balance
                                   Beginning Charged to   the Year   at End
  Description                      of Year    Expense    /Disposals of Year
  -----------                      --------- ----------  ---------- --------

  Year Ended December 31, 1994:
     Allowance for doubtful accounts$ 1,271   $ 2,425     $ 2,801  $    895
     Accumulated depreciation on
        building and equipment       16,891     5,532       3,098    19,325

  Year Ended December 31, 1993:
     Allowance for doubtful accounts  1,504     1,171       1,404     1,271
     Accumulated depreciation on
        building and equipment       11,646     5,515         270    16,891

  Year Ended December 31, 1992:
     Allowance for doubtful accounts    147     1,475         118     1,504
     Accumulated depreciation on
        building and equipment        9,122     3,245         721    11,646

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PIONEER FINANCIAL SERVICES, INC.

                                        BY:  /S/  Peter W. Nauert
                                        _______________________________________
                                        Peter W. Nauert, Chairman/Chief
                                        Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Date:   March 22, 1995

  /S/  Peter W. Nauert                  /S/  Michael A. Cavataio
  __________________________________    ___________________________________
  Peter W. Nauert, Chairman,            Michael A. Cavataio
  Chief Executive Officer, and          Director
  Director


  /S/  William B. Van Vleet             /S/  R. Richard Bastian, III
  __________________________________    ___________________________________
  William B. Van Vleet, Executive       R. Richard Bastian, III
  Vice President and Director           Director


  /S/  David I. Vickers                 /S/  Karl-Heinz Klaeser
  __________________________________    ___________________________________
  David I. Vickers, Treasurer           Karl-Heinz Klaeser
  and Chief Financial Officer           Director


  /S/  Robert F. Nauert                 /S/  Richard R. Haldeman
  __________________________________    ___________________________________
  Robert F. Nauert                      Richard R. Haldeman
  Director                              Director


  /S/  Charles R. Scheper               /S/  Michael K. Keefe
  __________________________________    ___________________________________
  Charles R. Scheper                    Michael K. Keefe
  President - Life Division             Director
  and Director


  /S/  Thomas J. Brophy                 /S/  Carl A. Hulbert
  __________________________________    ___________________________________
  Thomas J. Brophy                      Carl A. Hulbert
  President - Health Division           Director
  and Director