Form 10-Q
period 1995-03-31
PIONEER FINANCIAL SERVICES INC /DE
filed 1995-05-15
CIK 799036

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                                    FORM 10-Q




(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1995

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
For the transition period from ________________  to ________________

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

     The number of shares of the registrant's common stock, $1.00 par value per share, outstanding as of April 28, 1995 was 5,907,873.

     This document consists of 16 sequentially numbered pages.

     The exhibit index appears on page 13.

PIONEER FINANCIAL SERVICES, INC. AND SUBSIDIARIES

PART I.              FINANCIAL INFORMATION
ITEM 1.              FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share amounts)

                                                    March 31,   December 31,
                                                      1995         1994
(Unaudited)
ASSETS
Investments-Note 3
 Securities available for sale
    Fixed maturities, at fair value
     (cost: 1995-$452,011; 1994-$232,769)          $  452,722      $ 218,748
    Equity securities, at fair value
     (cost: 1995-$16,135; 1994-$12,484)                19,572         15,440
 Fixed maturities held to maturity, at amortized cost
    (fair value: 1995-$348,549; 1994-$338,540)        373,980        378,650
 Mortgage loans--at unpaid balance                      9,969          1,806
 Real estate--at cost, less accumulated depreciation   16,875         16,959
 Policy loans--at unpaid balance                       78,046         23,082
 Short-term investments--at cost,
   which approximates fair value                       42,695         69,152
Total Investments                                     993,859        723,837

Cash                                                   21,148          8,612
Premiums and other receivables, less
 allowance for doubtful accounts                       24,124         20,102
Amounts on deposit and due from reinsurers            149,400         41,426
Deferred policy acquisition costs                     225,056        225,618
Land, building and equipment-at cost, less
 accumulated depreciation                              21,323         20,314
Accrued investment income                              13,327          8,873
Deferred federal income taxes                           3,065          7,262
Other                                                  21,394         19,656
                                                   $1,472,696     $1,075,700


                                                    March 31,   December 31,
                                                      1995          1994
                                                   (Unaudited)

LIABILITIES, REDEEMABLE PREFERRED STOCK,
    AND STOCKHOLDERS' EQUITY

Policy liabilities:
  Future policy benefits                            $ 971,510     $ 620,562
  Policy and contract claims                          151,471       155,373
  Unearned premiums                                    74,309        76,266
  Other                                                19,462        16,407
                                                    1,216,752       868,608

General expenses and other liabilities                 37,514        31,793
Amounts due to reinsurers                              39,506         5,249
Short-term notes payable                                4,324        20,093
Long-term notes payable                                17,857         2,520
Convertible subordinated debentures                    57,427        57,427
                                                    1,373,380       985,690

Redeemable Preferred Stock, no par value:
  $2.125 cumulative convertible exchangeable
   preferred stock
  Authorized:  5,000,000 shares
  Issued and outstanding:
   (1995: 851,400 shares; 1994: 867,300 shares)        21,285        21,682

Stockholders' Equity
  Common Stock, $1 par value:
   Authorized:  20,000,000 shares
   Issued, including shares in treasury
    (1995-7,035,173; 1994-6,996,157)                    7,035         6,996
  Additional paid-in capital                           29,607        29,299
  Unrealized depreciation of
   available-for-sale securities-Note 3                (1,576)       (7,193)
  Retained earnings                                    53,185        48,960
  Less treasury stock at cost
   (1995-1,132,300 shares; 1994-1,078,400 shares)     (10,220)       (9,734)
Total Stockholders' Equity                             78,031        68,328
                                                   $1,472,696    $1,075,700
See notes to condensed consolidated financial statements.


PIONEER FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share amounts)

                                   Three Months Ended
                                        March 31,
                                     1995     1994

Income:
  Premiums and policy charges    $169,575   $172,898
  Net investment income            17,497     11,104
  Other income and realized gains
   and losses from investments      6,947      7,263
                                  194,019    191,265
Benefits and expenses:
  Benefits                        116,961    121,069
  Insurance and general expenses   50,665     42,146
  Interest expense                  1,710      1,147
  Amortization of deferred policy
    acquisition costs              17,174     19,980
                                  186,510    184,342

INCOME BEFORE INCOME TAXES          7,509      6,923
  Federal income taxes              2,554      2,423


NET INCOME                          4,955      4,500


PREFERRED STOCK DIVIDENDS             498        493


INCOME APPLICABLE TO
  COMMON STOCKHOLDERS           $   4,457  $   4,007


NET INCOME PER COMMON SHARE
  Primary                       $     .73  $     .60
  Fully Diluted                 $     .47  $     .40


DIVIDENDS DECLARED
  PER COMMON SHARE              $   .045   $   .0375


AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING
  Primary                           6,111      6,731
  Fully Diluted                    12,408     13,107

See notes to condensed consolidated financial statements.


PIONEER FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

                                                  Three Months Ended
                                                       March 31,
                                                   1995        1994
NET CASH PROVIDED BY OPERATING ACTIVITIES    $    10,301   $    7,953

INVESTING ACTIVITIES
   Net decrease in                                26,457       21,468
      short-term investments

   Purchases of investments                      (46,741)     (78,254)

   Sale of investments                            31,208       16,381

   Maturities of investments                       1,109       27,018

   Net sale (purchase) of property and equipment     313         (521)

   Purchase of subsidiary net
      of cash acquired                            (7,629)           -

     NET CASH PROVIDED (USED) BY
       INVESTING ACTIVITIES                        4,717      (13,908)

FINANCING ACTIVITIES
   Increase in note payable                       20,610            -

   Repayments of notes payable                   (21,042)      (1,041)

   Proceeds from sale of agent receivables         4,415        6,784

   Transfer of collections on previously
      sold agent receivables                      (5,199)      (6,920)

   Dividends paid - preferred                       (457)        (503)

   Dividends paid - common                          (273)           -

   Stock options exercised                           335          294

   Purchase of treasury stock                       (485)         (50)

   Retirement of preferred stock                    (398)        (493)

   Other                                              12           37

    NET CASH USED BY
        FINANCING ACTIVITIES                      (2,482)      (1,892)

INCREASE (DECREASE) IN CASH                       12,536       (7,847)

CASH AT BEGINNING OF PERIOD                        8,612       23,379

CASH AT END OF PERIOD                         $   21,148   $   15,532
See notes to condensed consolidated financial statements.

PIONEER FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 1995
NOTE 1 -- ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Pioneer Financial Services, Inc. ("Pioneer" or "the Company") Annual Report on Form 10-K for the year ended December 31, 1994.

EARNINGS PER SHARE

Primary earnings per share of Common Stock are determined by dividing net income for the period, less dividends on Preferred Stock, by the weighted average number of common stock and common stock equivalents (dilutive stock options) outstanding. Fully diluted earnings per share assumes conversion of the Preferred Stock outstanding and conversion of the Subordinated Debentures with related tax-effected interest added back to net income. (See discussion in
Exhibit 11 on page 16).


NOTE 2 -- STOCKHOLDERS' EQUITY

The   statutory   accounting  practices   prescribed  for   Pioneer's  insurance
subsidiaries by regulatory authorities differ from GAAP. The combined statutory-basis capital and surplus of Pioneer's direct insurance subsidiaries was $118,539,000 and $124,284,000 at March 31, 1995 and December 31, 1994,
respectively. Statutory net income of the insurance subsidiaries amounted to $1,825,000 and $692,000 for the three month period ended March 31, 1995 and 1994, respectively.


NOTE 3 -- INVESTMENTS

Realized investment gains for the three month periods ended March 31, 1995 and 1994 were $317,000 and $253,000, respectively.

Unrealized depreciation of available-for-sale securities at March 31, 1995 of $1,576,000 included unrealized gains of $4,148,000 less unrealized gains of $6,573,000 on investments in trust accounts that are guaranteed as to principal value by reinsurers and tax benefits of $849,000. Unrealized depreciation at December 31, 1994 of $7,193,000 included unrealized losses of $11,066,000 net of tax benefits of $3,873,000.


NOTE 4 -- CONTINGENCIES

Pioneer and its subsidiaries are named as defendants in various legal actions, some claiming significant damages, arising primarily from claims under insurance policies, disputes with agents, reinsurance arbitrations, and other items. Pioneer's management and its legal counsel are of the opinion that the disposition of these actions will not have a material adverse effect on Pioneer's financial position.


NOTE 5 -- BUSINESS COMBINATION

On January 31, 1995, Pioneer acquired for a cost of $23,700,000 the outstanding common shares of Connecticut National Life Insurance Company (CNL). The acquisition was accounted for by the purchase method and, accordingly, the purchase price was allocated to assets and liabilities acquired based on estimates of their fair values.

The following unaudited pro-forma consolidated results of operations have been prepared as if the acquisition had been completed as of January 1, 1994:

                     (In thousands except per share amounts)
                           Year-Ended
                       December 31, 1994
 Revenues                 $ 809,500
 Net income                  18,700
 Net income per share
     Primary                   2.60
     Fully Diluted             1.70

CNL did not prepare quarterly financial statements in accordance with generally accepted accounting principles prior to the acquisition by Pioneer. The foregoing pro-forma information is not necessarily indicative of either the results of operations that would have occurred had the acquisition been effective January 1, 1994 or of the future results of operations of the consolidated companies.


ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations - First Three Months of 1995 Compared to First Three Months of 1994.

Division Overview

The income (loss) before income taxes by division for the first quarter of 1995 and 1994 respectively, are as follows (in thousands):
                            Three Months Ended
                                March 31,
                              1995      1994
Group Medical              $ 4,876  $ 1,907
Senior Health                3,498    4,786
Life Insurance                 586    2,442
Medical Utilization
  Management                   536      101
Corporate Expenses          (1,987)  (2,313)
  Total                    $ 7,509  $ 6,923

Group Medical

The increase in pre-tax income for the three month period was due to improvement in major medical experience. The accident and health loss ratio decreased to 62% from 71% for the three month period of 1995 as compared to 1994. The improvement in the loss ratio was due to continued increases in PPO penetration and higher claim costs in the comparative quarter of last year. The significant reduction in loss ratios was partially offset by a 5% reduction in earned premium and an increase in general expense ratios.

Senior Health

The decrease in pre-tax income for the three month period was due to slightly higher than projected claims on the Company's medicare supplement products as well as increased expenses related to several new marketing programs. The accident and health loss ratio increased to 67% from 64% for the three month period in 1995 as compared to 1994. The first quarter 1995 results on an annualized basis are up 4% over 1994.
Life Insurance

The decrease in pre-tax income for the three month period was primarily due to higher mortality on an old block of interest sensitive life business and expenses incurred subsequent to the January 1995 purchase of Connecticut National Life Insurance Company (CNL).

Medical Utilization Management

The medical utilization management division showed continued improvement in profit for the three month period. The division expanded sales to unaffiliated clients with a $917,000 or 45% increase in the three month period in 1995 compared to 1994. In addition, the consolidation of the Milwaukee office in the second quarter of 1994 resulted in reduced levels of expenses in the first quarter of 1995 compared to the same period last year.

Corporate Expenses and Interest

Interest expense increased in 1995 compared to 1994 due to the utilization of a portion of the line of credit by the Company beginning in the fourth quarter of 1994 and continuing through the first quarter of 1995. The increase in interest expense was offset by a reduction in corporate overhead.


CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company reported consolidated net income of $4,955,000 for the quarter ended March 31, 1995 as compared to $4,500,000 for the same period in 1994.

Total premiums and policy charges decreased $3,323,000 or 2% for the three month period in 1995 as compared to 1994. Accident and health premiums decreased $8,160,000 or 5% for the period. Of this amount, premiums from major medical products decreased $5,723,000 or 5% and premiums attributable to the remaining mix of Medicare supplement and long term care products decreased $1,548,000 or 3% for the three month period in 1995 as compared to 1994. The decrease in premiums was primarily due to lower average premiums per policy sold, which resulted from the Company initiating sales of new managed care products, and lower levels of new business sales. Life insurance premiums increased $4,837,000 or 48% primarily due to the acquisition of CNL.

Net investment income increased $6,393,000 or 58% for the three month period in 1995 as compared to 1994. Annualized investment yields increased to 7.0% in 1995 as compared to 6.6% in 1994. The increases are primarily due to the acquisition of CNL and the general increase in interest rates.

Other income and realized investment gains decreased $316,000 or 4% for the three month period in 1995 as compared to 1994. A decrease in other income from the marketing subsidiaries due to the decline in premium writings was offset by increased sales to unaffiliated clients by the medical utilization management division. The remaining other income generated by the Company's non-insurance subsidiaries as well as realized investment gains remained relatively unchanged.

Total benefits decreased $4,108,000 or 3% for the three month period in 1995 as compared to 1994. Accident and health benefits, which include the change in unearned premiums, decreased $12,619,000 or 11% for the three month period in 1995 as compared to 1994. The decrease was primarily due to improved loss ratios on major medical products and the decrease in collected premium. The accident and health loss ratios decreased to 64% from 68% in the three month period in 1995 as compared to the comparable period in 1994. Improved loss ratios on the major medical products were partially offset by higher claim levels on the medicare supplement products. Life and annuity benefits increased $8,511,000 or 81% for the three month period in 1995 as compared to 1994 primarily due to the acquisition of CNL and higher than projected mortality.

Insurance and general expenses (which includes commission compensation to agents) increased $8,519,000 or 20% for the three month period in 1995 as compared to 1994. Expenses for the medical utilization management division increased due to the increase in sales. Expenses in the insurance divisions increased due to the development of new marketing and sales incentive programs, system development costs, and the acquisition of CNL.

Amortization of deferred policy acquisition costs decreased $2,806,000 for the three month period in 1995 as compared to 1994.
The effective federal income tax rate decreased in the first quarter of 1995 due to the increased investment in tax-exempt securities included in the Company's portfolio and utilization of net operating loss carryforwards of subsidiaries.

Investments, premiums and other receivables, amounts on deposit and due from reinsurers, accrued investment income and other assets increased principally due to the acquisition of CNL. The decrease in short-term notes payable and the increase in long-term notes payable resulted from the conversion of the Company's line of credit agreement at December 31, 1994 to a term loan during the first quarter of 1995. General expenses and other liabilities and amounts due to reinsurers increased due primarily to the acquisition of CNL. The remaining balance sheet amounts remained relatively consistent with the amounts at December 31, 1994.


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

The Company has offered agent commission financing to certain of its agents and marketing organizations which consists primarily of annualization of first year commissions. This means that when the first year premium is paid in installments, the Company will advance a percentage of the commissions that the agent would otherwise receive over the course of the first policy year. The Company through a subsidiary has entered into agreements with an unaffiliated corporation to provide financing for its agent commission financing program through the sale of agent receivables. Proceeds from such sales for the three month period ended March 31, 1995 and 1994 were $4,415,000 and $6,784,000, respectively. The termination date of the current program is December 31, 1997, subject to extension or termination as provided therein.

In July 1993 the Company issued $57,477,000 of 8% convertible subordinated debentures due 2000. Net proceeds from the offering totaled approximately $54,000,000. The debentures are convertible into the Company's common stock at any time prior to maturity, unless previously redeemed, at a conversion price of $11.75 per share.

In August 1993 a subsidiary of the Company borrowed $1,500,000 to finance the acquisition of Healthcare Review Corporation. Interest on the note is payable quarterly at six percent. The note requires principal repayments of $75,000 per quarter through July 31, 1998.

In January 1995, a subsidiary of the Company issued a note in the amount of $1,660,000 as a portion of the acquisition price of CNL. The principal balance of the note may be reduced by the former parent of CNL for capital losses incurred on mortgage loan and real estate holdings until January 31, 1997. Interest is payable at the average earnings rate of the investments, currently eight percent.

In March 1995, the Company borrowed $15,000,000 to replace the line of credit utilized at December 31, 1994. Interest on the note is payable quarterly currently at five percent. The note requires principal repayments of $535,700 per quarter with a final payment on December 31, 1999. The Company holds matching certificate of deposits at the bank in an amount equal to the outstanding principal balance.

At March 31, 1995 a subsidiary of the Company had an unsecured loan of $380,000. The note bears interest at prime and is payable quarterly with the final payment due December 1999.

The Company has a line of credit arrangement for short-term borrowings with three banks amounting to $17,000,000 through April 1996, of which $3,950,000 was used at March 31, 1995. The line of credit arrangement can be terminated, in accordance with the agreement, at the Company's option. Outstanding amounts under the line of credit bear interest at prime and must be repaid on April 30 of each year.

In March 1995, the Company's Board of Directors announced a quarterly Common Stock dividend of 4.5 cents per share, with an expectation of a total of 18 cents per share to be paid for 1995.

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

The Company currently has no material commitments for capital expenditures at the present time.

The Company has hired an investment banker to review the group major medical division to determine how it best fits into the Company's long term corporate strategy. The Company is evaluating several alternatives including an outright sale of the division or joint venture/partnership arrangements with another insurance company or a national managed care provider organization.


PIONEER FINANCIAL SERVICES, INC. AND SUBSIDIARIES
PART II.   OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         Exhibit 10(a) - Credit Agreement dated as
                         of March 22, 1995 by and
                         among the Company and
                         American National Bank and
                         Trust Company of Chicago,
                         Firstar Bank Milwaukee, N.A.
                         and Bank One, Rockford N.A.

         Exhibit 10(b) - Amended and Restated Credit
                         Agreement dated as of March
                         22, 1995 by and among the
                         Company and American National
                         Bank and Trust Company of Chicago
                         as Agent and American National
                         Bank and Trust Company of Chicago,
                         Firstar Bank Milwaukee, N.A.
                         and Bank One, Rockford, N.A. as Banks

         Exhibit 11 -    Statement of Computation
                         of Per Share Earnings

         Exhibit 27 -    Financial Data Schedule

    (b)  Reports on Form 8-K

         A Current Report on Form 8-K was filed by the Company on February 8, 1995. The Form 8-K was dated January 31, 1995 and reported information under Items 2 and 5. On April 17, 1995, the Company filed Amendment No. 1 to the Current Report on Form 8-K/A. The Amendment No. 1 was dated January 31, 1995, reported information under Item 7 and included the following financial statements:

          (a) The balance sheets of Connecticut National Life Insurance Company ("Connecticut") at December 31, 1993 and 1994, and the related statements of income and statements of stockholder's equity and statements of cash flows for the years ended December 31, 1993 and 1994, including the notes thereto, together with the related Accountants' Report.

          (b) The unaudited pro forma combined condensed balance sheet of the Company and Connecticut as of December 31, 1994, and the unaudited pro forma combined condensed income statement of the Company and Connecticut for the year ended December 31, 1994.



                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              Pioneer Financial Services, Inc.


 May 10, 1995             /s/ Peter W. Nauert
    Date                  Peter W. Nauert
                          Chairman and Chief Executive Officer




 May 10, 1995             /s/ David I. Vickers
    Date                  David I. Vickers
                          Treasurer and Chief Financial Officer