Form 10-Q
period 1995-06-30
PIONEER FINANCIAL SERVICES INC /DE
filed 1995-08-14
CIK 799036

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                                    FORM 10-Q




(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1995

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

     The number of shares of the registrant's common stock, $1.00 par value per share, outstanding as of July 31, 1995 was 5,939,373.


PIONEER FINANCIAL SERVICES, INC. AND SUBSIDIARIES

PART I.              FINANCIAL INFORMATION
ITEM 1.              FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

                                                    June 30,    December 31,
                                                      1995            1994
                                                   (Unaudited)
ASSETS
Investments-Note   and
 Securities available for sale
    Fixed maturities, at fair value
     (cost: 1995-$456,432; 1994-$232,769)          $  476,766     $  218,748
    Equity securities, at fair value
     (cost: 1995-$18,391; 1994-$12,484)                22,073         15,440
 Fixed maturities held to maturity, at amortized cost
    (fair value: 1995-$365,244; 1994-$338,540)        371,227        378,650
 Mortgage loans--at unpaid balance                      9,699          1,806
 Real estate--at cost, less accumulated depreciation   17,073         16,959
 Policy loans--at unpaid balance                       78,485         23,082
 Short-term investments--at cost,
   which approximates fair value                       37,581         69,152
Total Investments                                   1,012,904        723,837

Cash                                                   20,199          8,612
Premiums and other receivables, less
 allowance for doubtful accounts                       25,109         20,102
Amounts on deposit and due from reinsurers            153,844         41,426
Deferred policy acquisition costs                     221,171        225,618
Land, building and equipment-at cost, less
 accumulated depreciation                              23,016         20,314
Accrued investment income                              13,112          8,873
Deferred federal income taxes                              -           7,262
Other                                                  25,995         19,656
                                                   $1,495,350     $1,075,700

LIABILITIES, REDEEMABLE PREFERRED STOCK,
    AND STOCKHOLDERS' EQUITY

Policy liabilities:
  Future policy benefits                            $ 952,768     $ 620,562
  Policy and contract claims                          154,859       155,373
  Unearned premiums                                    71,881        76,266
  Other                                                29,708        16,407
                                                    1,209,216       868,608

General expenses and other liabilities                 42,830        31,793
Amounts due to reinsurers                              50,979         5,249
Deferred federal income taxes                             784            -
Short-term notes payable                                4,633        20,093
Long-term notes payable                                18,186         2,520
Convertible Subordinated Debentures                    57,427        57,427
                                                    1,384,055       985,690

Redeemable Preferred Stock, no par value:
  $2.125 cumulative convertible exchangeable
   preferred stock
  Authorized:  5,000,000 shares
  Issued and outstanding:
   (1995: 848,900 shares; 1994: 867,300 shares)        21,222        21,682

Stockholders' Equity
  Common Stock, $1 par value:
   Authorized:  20,000,000 shares
   Issued, including shares in treasury
    (1995-7,071,673; 1994-6,996,157)                    7,072         6,996
  Additional paid-in capital                           29,917        29,299
  Unrealized appreciation (depreciation) of
   available-for-sale securities - Note 3               5,464        (7,193)
  Retained earnings                                    57,840        48,960
  Less treasury stock at cost                         (10,220)       (9,734)
   (1995-1,132,300 shares; 1994-1,078,400 shares)
Total Stockholders' Equity                             90,073        68,328
                                                   $1,495,350    $1,075,700

See notes to condensed consolidated financial statements.




PIONEER FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share amounts)

                                   Three Months Ended      Six Months Ended
                                        June 30,               June 30,
                                     1995     1994          1995     1994

Income:
  Premiums and policy charges    $171,192   $176,802     340,767  $349,700
  Net investment income            17,338     10,130      34,835    21,234
  Other income and realized gains
   and losses from investments      9,129      6,797      16,076    14,060
                                  197,659    193,729     391,678   384,994
Benefits and expenses:
  Benefits                        113,413    117,694     230,374   238,763
  Insurance and general expenses   56,413     46,723     107,078    88,869
  Interest expense                  1,612      1,396       3,322     2,543
  Amortization of deferred policy
    acquisition costs              18,334     21,450      35,508    41,430
                                  189,772    187,263     376,282   371,605

INCOME BEFORE INCOME TAXES          7,887      6,466      15,396    13,389
  Federal income taxes              2,527      2,064       5,081     4,487


NET INCOME                          5,360      4,402      10,315     8,902


PREFERRED STOCK DIVIDENDS             446        493         904       996


INCOME APPLICABLE TO
  COMMON STOCKHOLDERS           $   4,914  $   3,909   $   9,411     7,906


NET INCOME PER COMMON SHARE
  Primary                       $     .78  $     .59   $    1.52 $    1.19
  Fully Diluted                 $     .48  $     .40   $     .94 $     .80


DIVIDENDS DECLARED
  PER COMMON SHARE              $    .045  $   .0375   $     .09 $    .075


AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING
  Primary                           6,284      6,597       6,185     6,649
  Fully Diluted                    12,638     12,922      12,629    12,974

See notes to condensed consolidated financial statements.


PIONEER FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

                                                   Six Months Ended
                                                       June 30,
                                                   1995        1994

NET CASH PROVIDED BY OPERATING ACTIVITIES    $    18,140   $    1,284

INVESTING ACTIVITIES
   Net decrease in short-term investments         31,571       29,593

   Purchases of investments                     (105,976)    (164,557)

   Sale of investments                            78,839       92,714

   Maturities of investments                       1,145       44,966

   Net purchase of property and equipment         (1,273)      (3,903)

   Purchase of subsidiary net
      of cash acquired                            (7,629)          -

     NET CASH USED BY
       INVESTING ACTIVITIES                       (3,323)      (1,187)

FINANCING ACTIVITIES
   Increase in note payable                       21,850           -

   Repayments of notes payable                   (21,643)      (1,852)

   Proceeds from sale of agent receivables         8,864       13,013

   Transfer of collections on previously
      sold agent receivables                     (10,616)     (14,394)

   Dividends paid - preferred                       (903)        (975)

   Dividends paid - common                          (531)        (261)

   Stock options exercised                           682          382

   Purchase of treasury stock                       (485)      (1,149)

   Retirement of preferred stock                    (460)      (1,275)

   Other                                              12           37

    NET CASH USED BY
        FINANCING ACTIVITIES                      (3,230)      (6,474)

INCREASE (DECREASE) IN CASH                       11,587       (6,377)

CASH AT BEGINNING OF PERIOD                        8,612       23,379

CASH AT END OF PERIOD                         $   20,199   $   17,002

See notes to condensed consolidated financial statements.



PIONEER FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 1995

NOTE 1 -- ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Pioneer Financial Services, Inc. ("Pioneer" or "the Company") Annual Report on Form 10-K for the year ended December 31, 1994.

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


NOTE 2 -- STOCKHOLDERS' EQUITY

The statutory accounting practices prescribed for Pioneer's insurance subsidiaries by regulatory authorities differ from GAAP. The combined statutory-basis capital and surplus of Pioneer's direct insurance subsidiaries was $115,676,000 and $124,284,000 at June 30, 1995 and December 31, 1994,
respectively. Statutory net income of the insurance subsidiaries amounted to $1,792,000 and $624,000 for the three month periods ended June 30, 1995 and 1994, respectively, and $3,617,000 and $1,316,000 for the six month periods ended June 30, 1995 and 1994, respectively.



NOTE 3 -- INVESTMENTS

Realized investment gains for the three month period ended June 30, 1995 were $1,098,000 compared to realized losses of $30,000 for the same period in 1994. Realized investment gains were $1,415,000 and $223,000 for the six month periods ended June 30, 1995 and 1994, respectively.

Unrealized appreciation of available-for-sale securities at June 30, 1995 of $5,464,000 included unrealized gains of $24,016,000 less unrealized gains of $15,610,000 on investments in trust accounts that are guaranteed as to principal value by reinsurers and taxes of $2,942,000. Unrealized depreciation at December 31, 1994 of $7,193,000 included unrealized losses of $11,066,000 net of tax benefits of $3,873,000.


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


NOTE 6 -- SUBSEQUENT EVENT

In August 1995, the Company accepted the conversion of approximately $46,900,000 of the outstanding 8% convertible subordinated debentures. The effect of the conversion will be an increase in stockholders' equity of approximately $41,700,000. The cost of the bond conversion transaction will result in an after-tax charge to earnings in the third quarter of 1995 of approximately $3,400,000.


ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations - Three and Six Month Periods ended June 30, 1995 compared to 1994.

Division Overview

The income (loss) before income taxes by division for the second quarter and first six months of 1995 and 1994 respectively, are as follows (in thousands):
                               Three Months         Six Months
                              Ended June 30,      Ended June 30,
                              1995      1994      1995      1994
Group Medical              $ 7,576  $ 4,416    $12,452   $ 6,323
Senior Health                  588    2,284      4,086     7,070
Life Insurance               2,277    1,878      2,863     4,320
Medical Utilization
  Management                   243      429        779       530
Corporate Expenses          (2,797)  (2,541)    (4,784)   (4,854)
  Total                    $ 7,887  $ 6,466    $15,396   $13,389

Group Medical

The increase in pre-tax income for the three and six month periods was due to improvement in major medical loss ratios. The major medical loss ratio decreased to 63% from 68% for the three month period and to 62% from 70% for the six month period of 1995 as compared to 1994. The improvement in the loss ratio was due to continued increases in PPO penetration and higher than projected claim costs in the first two quarters of last year. The significant improvement in loss ratios was partially offset by a 10% reduction in earned premium and an increase in general expense ratios.

Senior Health

The decrease in pre-tax income for the three month period was due to slightly higher than projected claims on the Company's standardized medicare supplement products as well as increased expenses related to several new marketing programs. The medicare supplement loss ratio increased to 70% from 62% for the three month period and to 69% from 63% for the six month period in 1995 as compared to 1994.

Life Insurance

The decrease in pre-tax income for the six month period was primarily due to higher mortality on an old block of interest sensitive life business in the first quarter and expenses incurred subsequent to the January 1995 purchase of Connecticut National Life Insurance Company (CNL).

Medical Utilization Management

The medical utilization management division showed continued improvement in profit for the six month period. The division expanded sales to unaffiliated clients with a $451,000 or 19% increase in the three month period and $1,369,000 or 31% for the six month period in 1995 compared to 1994. In addition, the consolidation of the Milwaukee office in the second quarter of 1994 resulted in reduced levels of expenses in the first and second quarters of 1995 compared to the same periods last year.

Corporate Expenses and Interest

Interest expense increased in 1995 as compared to 1994 due to the utilization of a portion of the line of credit by the Company beginning in the fourth quarter of 1994 and continuing through the second quarter of 1995.

CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company reported consolidated net income of $5,360,000 for the quarter ended June 30, 1995 as compared to $4,402,000 for the comparable period in 1994.

Total premiums and policy charges decreased $5,610,000 or 3% for the three month period and $8,933,000 or 3% for the six month period in 1995 as compared to 1994. Accident and health premiums decreased $15,711,000 or 10% for the three month period and $23,871,000 or 7% for the six month period in 1995 compared to 1994. Of this amount premiums from major medical products decreased $15,615,000 or 14% for the three month period and $21,338,000 or 10% for the six month period in 1995 compared to 1994. Total premiums attributable to the remaining mix of Medicare supplement and long-term care products increased $1,339,000 or 3% and decreased $209,000 for the three and six month periods in 1995 as compared to 1994. The decrease in premiums was primarily due to lower average premiums per policy sold, which resulted from the Company initiating sales of new managed care products, and lower than projected levels of new business sales. Life insurance premiums increased $10,101,000 or 84% for the three month period and $14,938,000 or 67% for the six month period in 1995 as compared to 1994. The increase was primarily due to the acquisition of CNL.

Net investment income increased $7,208,000 or 71% for the three month period and $13,601,000 or 64% for the six month period in 1995 as compared to 1994. Annualized investment yields increased for the six month period from 6.3% to 7.0% in 1995 as compared to 1994. The increases are primarily due to the acquisition of CNL and the general increase in interest rates.

Other income and realized investment gains increased $2,332,000 or 34% for the three month period and $2,016,000 or 14% for the six month period in 1995 as compared to 1994. The increase in other income was due to sales to unaffiliated clients by the medical utilization management division. The remaining other income generated by the Company's other non-insurance subsidiaries remained relatively unchanged.

Total benefits decreased $4,281,000 or 4% for the three month period and $8,389,000 or 4% for the six month period in 1995 as compared to 1994. Accident and health benefits, which include the change in unearned premiums, decreased $11,247,000 or 10% for the three month period and $23,866,000 or 11% for the six month period in 1995 as compared to 1994. The decrease was primarily due to improved loss ratios on major medical products and the decrease in collected premium. The accident and health loss ratios decreased to 65% from 66% for the three month period and to 64% from 67% for the six month period in 1995 as compared to 1994. Improved loss ratios on the major medical products were partially offset by higher claim levels on the standardized Medicare supplement products. Life and annuity benefits increased $6,966,000 or 68% for the three month period and $15,477,000 or 75% for the six month period in 1995 as compared to 1994. The increase is due to the acquisition of CNL and higher than projected mortality in the first quarter of 1995.

Insurance and general expenses (which includes commission compensation to agents) increased $9,690,000 or 21% for the three month period and $18,209,000 or 20% for the six month period in 1995 as compared to 1994. Expenses for the medical utilization management division increased due to the increase in sales. Expenses in the insurance divisions increased due to the development of new marketing and sales incentive programs, system development costs, and the acquisiton of CNL.

Amortization of deferred policy acquisition costs decreased $3,116,000 or 15% for the three month period and $5,922,000 or 14% for the six month period 1995 as compared to 1994.

The effective federal income tax rate decreased in the second quarter of 1995 due to the increased investment in tax-exempt securities included in the Company's portfolio and utilization of net operating loss carryforwards of subsidiaries.

Investments, premiums and other receivables, amounts on deposit and due from reinsurers, accrued investment income and other assets increased principally due to the acquisition of CNL. The decrease in short-term notes payable and the increase in long-term notes payable resulted from the conversion of the Company's line of credit agreement at December 31, 1994 to a term loan during the first quarter of 1995. General expenses and other liabilities, and amounts due to reinsurers increased due primarily to the acquisition of CNL. The remaining balance sheet amounts remained relatively consistent with the amounts at December 31, 1994.


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

The Company has offered agent commission financing to certain of its agents and marketing organizations which consists primarily of annualization of first year commissions. This means that when the first year premium is paid in installments, the Company will advance a percentage of the commissions that the agent would otherwise receive over the course of the first policy year. The Company through a subsidiary has entered into an agreement with an unaffiliated corporation to provide financing for its agent commission financing program through the sale of agent receivables. Proceeds from such sales for the six month period ended June 30, 1995 and 1994 were $8.9 million and $13.0 million, respectively. The termination date of the current program is December 31, 1997, subject to extension or termination as provided therein.

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

At March 31, 1995 a subsidiary of the Company had an unsecured loan of $380,000. The note bears interest at prime and is payable quarterly with the final payment due December 31, 1999.

In June 1995, a subsidiary of the Company borrowed $1,200,000.  Interest on the note is payable quarterly at prime. The note requires principal repayments of $60,000 per quarter with a final payment on May 30, 2000.

The Company has a line of credit arrangement for short-term borrowings with three banks amounting to $17 million through April 1996, of which $3,950,000 was used at June 30, 1995. The line of credit arrangement can be terminated, in accordance with the agreement, at the Company's option.

In March and June 1995, the Company's Board of Directors announced a quarterly Common Stock dividend of 4.5 cents per share, with an expectation of a total of 18 cents per share to be paid for 1995.

In August 1995, the Company accepted the conversion of $46,900,000 of the outstanding 8% convertible subordinated debentures. The effect of the conversion will be an increase in stockholders' equity of approximately $41,700,000.

Management believes that the diversity of the Company's investment portfolio and the liquidity attributable to the large concentration of investments in highly liquid United States government agency securities provide sufficient liquidity to meet foreseeable cash requirements. Because the Company's insurance subsidiaries experience strong positive cash flows, including monthly cash flows from mortgage-backed securities, the Company does not expect its insurance subsidiaries to be forced to sell the held to maturity investments prior to their maturities and realize material losses or gains. Although the Company has the ability and intent to hold those securities to maturity, there could occur infrequent and unusual conditions under which it would sell certain of these securities. Those conditions would include unforeseen changes in asset quality, significant changes in tax law affecting the taxation of securities, a significant business acquisition or disposition, and changes in regulatory capital requirements or permissible investments.

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


PIONEER FINANCIAL SERVICES, INC. AND SUBSIDIARIES

PART II.   OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

    (a)  The Company's annual meeting was held on May 25, 1995.

    (b)  Not applicable.

    (c) 1. At the Company's annual meeting the following persons were elected as directors of the Company and received the following votes:

                                        FOR         WITHHELD

         Michael A. Cavataio         5,255,541       58,496
         R. Richard Bastion, III     5,256,388       57,649
         William B. Van Vleet        5,252,391       61,646

The following person's term of office as a director continued after the meeting:

         Richard R. Halderman
         Karl-Heinz Klaeser
         Charles R. Scheper
         Thomas J. Brophy
         Peter W. Nauert
         Robert F. Nauert
         Michael K. Keefe
         Carl Hulbert

     2. At the Company's annual meeting, a proposal to amend the Company's 1994 Omnibus Stock Incentive Program was approved by the stockholders. 4,294,069 shares were voted in favor of this proposal, 58,945 shares abstained and 961,023 shares voted against the proposal.


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         Exhibit 11    - Statement of Computation of Per
                         Share Earnings

         Exhibit 27    - Financial Data Schedule

    (b)  Reports on Form 8-K

The Company filed no reports on Form 8-K during the second quarter of 1995.


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    Pioneer Financial Services, Inc.




  August 12, 1995                   /s/ Peter W. Nauert
     Date                           Peter W. Nauert
                                    Chairman and Chief Executive Officer




  August 12, 1995                  /s/ David I. Vickers
     Date                          David I. Vickers
                                   Treasurer and Chief Financial Officer