Form 10-Q
period 1995-09-30
PIONEER FINANCIAL SERVICES INC /DE
filed 1995-11-13
CIK 799036

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                                    FORM 10-Q




(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1995

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

     The number of shares of the registrant's common stock, $1.00 par value per share, outstanding as of October 31, 1995 was 10,010,568.




PIONEER FINANCIAL SERVICES, INC. AND SUBSIDIARIES

PART I.              FINANCIAL INFORMATION
ITEM 1.              FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share amounts)

                                                  September 30, December 31,
                                                      1995         1994
                                                  (Unaudited)
ASSETS
Investments-Note 1 and 3
 Securities available for sale
    Fixed maturities, at fair value
     (cost: 1995-$464,722; 1994-$232,769)          $  485,305     $  218,748
    Equity securities, at fair value
     (cost: 1995-$16,829; 1994-$12,484)                19,741         15,440
 Fixed maturities held to maturity, at amortized cost
    (fair value: 1995-$362,175; 1994-$338,540)        365,848        378,650
 Mortgage loans--at unpaid balance                      9,408          1,806
 Real estate--at cost, less accumulated depreciation   17,731         16,959
 Policy loans--at unpaid balance                       79,019         23,082
 Short-term investments--at cost,
   which approximates fair value                       39,862         69,152
Total Investments                                   1,016,914        723,837

Cash                                                   20,915          8,612
Premiums and other receivables, less
 allowance for doubtful accounts                       26,318         20,102
Amounts on deposit and due from reinsurers            155,593         41,426
Deferred policy acquisition costs                     223,192        225,618
Land, building and equipment-at cost, less
 accumulated depreciation                              26,571         20,314
Accrued investment income                              13,915          8,873
Deferred federal income taxes                               -          7,262
Other                                                  27,580         19,656
                                                   $1,510,998     $1,075,700


LIABILITIES, REDEEMABLE PREFERRED STOCK,
    AND STOCKHOLDERS' EQUITY

Policy liabilities:
  Future policy benefits                            $ 954,409     $ 620,562
  Policy and contract claims                          161,859       155,373
  Unearned premiums                                    70,883        76,266
  Other                                                18,192        16,407
                                                    1,205,343       868,608

General expenses and other liabilities                 45,774        31,793
Amounts due to reinsurers                              54,692         5,249
Deferred federal income taxes                           3,019            -
Short-term notes payable                                9,946        20,093
Long-term notes payable                                23,072         2,520
Convertible subordinated debentures                    10,150        57,427
                                                    1,351,996       985,690

Redeemable Preferred Stock, no par value:
  $2.125 cumulative convertible exchangeable
   preferred stock
  Authorized:  5,000,000 shares
  Issued and outstanding:
   (1995: 848,900 shares; 1994: 867,300 shares)        21,222        21,682

Stockholders' Equity
  Common Stock, $1 par value:
   Authorized:  20,000,000 shares
   Issued, including shares in treasury
    (1995-11,142,868; 1994-6,996,157)                  11,143         6,996
  Additional paid-in capital                           71,383        29,299
  Unrealized appreciation (depreciation) of
   available-for-sale securities-Note 3                 5,036        (7,193)
  Retained earnings                                    60,438        48,960
  Less treasury stock at cost
   (1995-1,132,300 shares; 1994-1,078,400 shares)     (10,220)       (9,734)
Total Stockholders' Equity                            137,780        68,328
                                                   $1,510,998    $1,075,700

See notes to condensed consolidated financial statements.



PIONEER FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share amounts)


                                   Three Months Ended     Nine Months Ended
                                      September 30,         September 30,
                                     1995     1994          1995     1994

Income:
  Premiums and policy charges    $182,576   $176,190    $523,343  $525,890
  Net investment income            17,735     10,614      52,570    31,848
  Other income and realized gains
   and losses from investments      8,535      7,059      24,611    21,119
                                  208,846    193,863     600,524   578,857
Benefits and expenses:
  Benefits                        122,226    105,804     352,599   344,567
  Insurance and general expenses   65,412     45,098     172,490   133,966
  Interest expense                    993      1,238       4,316     3,782
  Amortization of deferred policy
    acquisition costs              15,357     36,988      50,865    78,418
                                  203,988    189,128     580,270   560,733

INCOME BEFORE INCOME TAXES          4,858      4,735      20,254    18,124
  Federal income taxes              1,542      1,414       6,623     5,901


NET INCOME                          3,316      3,321      13,631    12,223


PREFERRED STOCK DIVIDENDS             451        480       1,354     1,476


INCOME APPLICABLE TO
  COMMON STOCKHOLDERS           $   2,865  $   2,841   $  12,277  $ 10,747


NET INCOME PER COMMON SHARE
  Primary                       $     .32  $     .44   $    1.74  $   1.64
  Fully Diluted                 $     .30  $     .32   $    1.25  $   1.12


DIVIDENDS DECLARED
  PER COMMON SHARE              $    .045  $   .0375   $    .135  $  .1125


AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING
  Primary                           8,865      6,386       7,078     6,552
  Fully Diluted                    12,649     12,694      12,623    12,860

See notes to condensed consolidated financial statements.


PIONEER FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

                                                   Nine Months Ended
                                                     September 30,
                                                   1995        1994
NET CASH PROVIDED BY OPERATING ACTIVITIES    $    18,086   $   12,683

INVESTING ACTIVITIES
   Net decrease in
      short-term investments                      29,752       33,665

   Purchases of investments                     (147,215)    (209,132)

   Sale of investments                           112,714      105,736

   Maturities of investments                       7,317       56,196

   Net purchase of property and equipment         (5,474)      (5,304)

   Purchase of subsidiaries                       (8,314)          -

     NET CASH USED BY
       INVESTING ACTIVITIES                      (11,220)     (18,839)

FINANCING ACTIVITIES
   Increase in notes payable                      32,048           -

   Repayments of notes payable                   (23,611)        (502)

   Proceeds from sale of agent receivables        13,875       17,200

   Transfer of collections on previously
      sold agent receivables                     (14,699)     (18,802)

   Dividends paid - preferred                     (1,354)      (1,388)

   Dividends paid - common                          (799)        (477)

   Stock options exercised                           910          627

   Purchase of treasury stock                       (486)      (3,090)

   Retirement of preferred stock                    (460)      (1,545)

   Other                                              13           37

    NET CASH PROVIDED (USED) BY
        FINANCING ACTIVITIES                       5,437       (7,940)

INCREASE (DECREASE) IN CASH                       12,303      (14,096)

CASH AT BEGINNING OF PERIOD                        8,612       23,379

CASH AT END OF PERIOD                         $   20,915   $    9,283


See notes to condensed consolidated financial statements.


PIONEER FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 1995


NOTE 1 -- ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Pioneer Financial Services, Inc. ("Pioneer" or "the Company") Annual Report on Form 10-K for the year ended December 31, 1994.

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


NOTE 2 -- STOCKHOLDERS' EQUITY

The statutory accounting practices prescribed for Pioneer's insurance subsidiaries by regulatory authorities differ from GAAP. The combined statutory-basis capital and surplus of Pioneer's direct insurance subsidiaries was $113,736,000 and $124,284,000 at September 30, 1995 and December 31, 1994,
respectively. Statutory net income of the insurance subsidiaries amounted to $1,602,000 and $1,376,000 for the three month periods ended September 30, 1995 and 1994, respectively, and $5,219,000 and $2,693,000 for the nine month periods ended September 30, 1995 and 1994, respectively.


NOTE 3 -- INVESTMENTS

Realized investment gains for the three month period ended September 30, 1995 were $464,000 compared to realized losses of $254,000 for the same period in 1994. Realized investment gains were $1,879,000 compared to realized losses of $32,000 for the nine month periods ended September 30, 1995 and 1994, respectively.

Unrealized appreciation of available-for-sale securities at September 30, 1995 of $5,036,000 included unrealized gains of $23,495,000 less unrealized gains of $15,747,000 on investments in trust accounts that are guaranteed as to principal value by reinsurers and taxes of $2,712,000. Unrealized depreciation at December 31, 1994 of $7,193,000 included unrealized losses of $11,066,000 net of tax benefits of $3,873,000.


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

The following unaudited pro-forma consolidated results of operations have been prepared as if the acquisition had been completed as of January 1, 1994 (in thousands except per share amounts):

                                Year-Ended
                            December 31, 1994
     Revenues                  $ 809,500
     Net income                   18,700
     Net income per share
          Primary                   2.60
          Fully Diluted             1.70

CNL did not prepare quarterly financial statements in accordance with GAAP prior to the acquisition by Pioneer. The foregoing pro-forma information is not necessarily indicative of either the results of operations that would have occurred had the acquisition been effective January 1, 1994 or of the future results of operations of the consolidated companies.


NOTE 6 -- CONVERTIBLE SUBORDINATED DEBENTURES

In August 1995, the Company accepted the conversion of $46,900,000 of the outstanding 8% convertible subordinated debentures. The effect of the conversion was an increase in stockholders' equity of $45,300,000 and a charge of $3,500,000, net of taxes.


NOTE 7 -- SUBSEQUENT EVENT

In October 1995, the Company signed a letter of intent to purchase all outstanding stock of Universal Fidelity Life Insurance Company at a total purchase price of approximately $26 million. Universal Fidelity has annual premium revenue of approximately $33 million, assets of $40 million and $17.5 million capital and surplus.


ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations - Three and Nine Month Periods ended September 30, 1995 compared to 1994.

Division Overview

The income (loss) before income taxes by division for the third quarter and first nine months of 1995 and 1994 respectively, are as follows (in thousands):

                               Three Months         Nine Months
                             Ended Sept. 30,      Ended Sept. 30,
                              1995      1994      1995      1994
Group Medical              $ 4,602  $ 2,626    $17,054   $ 8,949
Senior Health                3,686      900      7,772     7,970
Life Insurance               2,693    2,627      5,556     6,947
Medical Utilization
  Management                   698      848      1,477     1,378
Corporate Expenses          (6,821)  (2,266)   (11,605)   (7,120)
  Total                    $ 4,858  $ 4,735    $20,254   $18,124

Group Medical

The increase in pre-tax income for the three month period was primarily due to a $1.7 million charge in the third quarter of 1994 which was the net effect of an adjustment to the deferred acquisition cost asset and a reduction of group medical claim reserve margins. (See Consolidated Financial Condition and Results of Operations section following). The increase in pre-tax income for the nine month period was due to improvement in major medical loss ratios. Excluding the reduction in claim reserve margins in 1994, the major medical loss ratio decreased to 64% from 67% for the three month period and to 63% from 69% for the nine month period of 1995 as compared to 1994. The improvement in the loss ratio was due to continued increases in PPO penetration and higher than projected claim costs in the first two quarters of last year. The significant improvement in loss ratios was partially offset by a 10% reduction in earned premium and an increase in general expense ratios, due partially to system development costs.

Senior Health

Although pre-tax income for the nine period decreased slightly, pre-tax income for the three month period increased due to improvement in Medicare supplement loss ratios and an increase in realized investment gains. The Medicare supplement loss ratios decreased to 65% from 68% for the three month period in 1995 as compared to 1994. Realized investment gains were $2,081,000 in the third quarter of 1995 compared to $311,000 in the same period of 1994. The improvements in the third quarter were offset by slightly higher than projected claims in the first and second quarter on the Company's standardized Medicare supplement products as well as expenses related to several new marketing programs. The Medicare supplement loss ratio increased to 67% from 64% for the nine month period in 1995 as compared to 1994.


Life Insurance

The decrease in pre-tax income for the nine month period was primarily due to an increase in realized investment losses, higher mortality on an old block of interest sensitive life business in the first quarter and expenses incurred subsequent to the January 1995 purchase of Connecticut National Life Insurance Company (CNL).
Medical Utilization Management

The decrease in the pre-tax income for the three month period was due to expenses associated with the acquisition of ACMG, Inc. This division showed improvement in profit for the nine month period. Revenues for the division increased $2,268,000 or 78% for the three month period and $3,637,000 or 50% for the nine month period in 1995 as compared to 1994. The increase was due to expanded sales to unaffiliated clients and the acquisition of ACMG, Inc. in the third quarter of 1995. In addition, the consolidation of the Milwaukee office in the second quarter of 1994 resulted in reduced levels of expenses in the first and second quarters of 1995 compared to the same periods last year.

Corporate Expenses and Interest

Interest expense increased for the nine month period in 1995 as compared to 1994 due to the utilization of a portion of the line of credit by the Company beginning in the fourth quarter of 1994 and continuing through the second quarter of 1995. Interest expense decreased for the three month period due to the conversion of the Company's subordinated debentures in the third quarter. This decrease partially offset the bond conversion charge of $5,160,000 incurred in the third quarter of 1995.

CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company reported consolidated net income of $3,316,000 for the quarter ended September 30, 1995 as compared to $3,321,000 for the comparable period in 1994. Net income was $13,631,000 for the nine month period in 1995 compared to $12,223,000 for the same period in 1994.

Total premiums and policy charges increased $6,386,000 or 4% for the three month period and decreased $2,547,000 for the nine month period in 1995 as compared to 1994. Accident and health premiums decreased $3,708,000 or 2% for the three month period and $27,579,000 or 6% for the nine month period in 1995 compared to 1994. Of this amount premiums from major medical products decreased $6,499,000 or 6% for the three month period and $27,837,000 or 9% for the nine month period in 1995 compared to 1994. Total premiums attributable to the remaining mix of Medicare supplement and long-term care products increased $2,339,000 or 1% and $2,130,000 for the three and nine month periods in 1995 as compared to 1994. The decrease in premiums was primarily due to lower average premiums per policy sold, which resulted from the Company initiating sales of new managed care products, and lower than projected levels of new business sales. Life insurance premiums increased $10,094,000 or 90% for the three month period and $25,032,000 or 75% for the nine month period in 1995 as compared to 1994. The increase was primarily due to the acquisition of CNL and new business sales.

Net investment income increased $7,121,000 or 67% for the three month period and $20,722,000 or 65% for the nine month period in 1995 as compared to 1994. Annualized investment yields increased for the nine month period from 6.3% in 1994 to 7.0% in 1995. The increases are primarily due to the acquisition of CNL and the general increase in interest rates. Other income and realized investment gains increased $1,476,000 or 21% for the three month period and $3,492,000 or 17% for the nine month period in 1995 as compared to 1994. The increase in other income was due to increased sales to unaffiliated clients by the medical utilization management division. The remaining other income generated by the Company's non-insurance subsidiaries remained relatively unchanged.

Total benefits increased $16,421,000 or 16% for the three month period and $8,032,000 or 2% for the nine month period in 1995 as compared to 1994. Accident and health benefits, which include the change in unearned premiums, increased $10,148,000 or 11% for the three month period and decreased $13,718,000 or 4% for the nine month period in 1995 as compared to 1994. The increase was primarily due to slightly higher than projected claims on the Company's standardized Medicare supplement products as well as a reduction in the group medical claim reserve margins in the third quarter of 1994. Excluding the reduction in claim reserve margins in 1994, accident and health loss ratios decreased to 65% from 67% for the three month period and to 65% from 67% for the nine month period in 1995 as compared to the same period in 1994. Life and annuity benefits increased $6,273,000 or 52% for the three month period and $21,750,000 or 66% for the nine month period in 1995 as compared to 1994. The increase is due to the acquisition of CNL and higher than projected mortality in the first quarter of 1995.

Insurance and general expenses (which includes commission compensation to agents) increased $20,315,000 or 45% for the three month period and $38,524,000 or 29% for the nine month period in 1995 as compared to 1994. Expenses for the medical utilization management division increased due to the increase in sales and the acquisition of ACMG. Expenses in the insurance divisions increased due to the development of new marketing and sales incentive programs, system development costs, and the acquisition of CNL. Corporate expenses increased $5.2 million due to the charge related to the August 1995 conversion of the Company's convertible subordinated debentures.

Amortization of deferred policy acquisition costs decreased $21,631,000 or 58% for the three month period and $27,553,000 or 35% for the nine month period in 1995 as compared to 1994. The decrease was primarily due to an adjustment in the third quarter of 1994 to the DAC asset on group and individual medical business. These blocks of business achieved lower margins than expected due primarily to mandated state healthcare reforms. The Company is now assuming a lower level of future profitability on these blocks.

The effective federal income tax rate decreased in the third quarter of 1995 due to the increased investment in tax-exempt securities included in the Company's portfolio and utilization of net operating loss carryforwards of a subsidiary.

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

The Company's life  and health  insurance subsidiaries require  capital to  fund acquisition costs incurred in the initial year of policy issuance and to maintain adequate surplus levels for regulatory purposes. These capital requirements have been met principally from internally generated funds, including premiums and investment income, and capital contributions from the Company.

The Company has offered agent commission financing to certain of its agents and marketing organizations which consists primarily of annualization of first year commissions. This means that when the first year premium is paid in installments, the Company will advance a percentage of the commissions that the agent would otherwise receive over the course of the first policy year. The Company through a subsidiary has entered into agreements with an unaffiliated corporation to provide financing for its agent commission financing program through the sale of agent receivables. Proceeds from such sales for the nine month period ended September 30, 1995 and 1994 were $13.9 million and $17.2 million, respectively. The termination date of the current program is December 31, 1997, subject to extension or termination as provided therein.

In July 1993 the Company issued $57,477,000 of 8% convertible subordinated debentures due 2000. Net proceeds from the offering totaled approximately $54,000,000. The debentures are convertible into the Company's common stock at any time prior to maturity, unless previously redeemed, at a conversion price of $11.75 per share. In August 1995, the Company accepted the conversion of $46,900,000 of the outstanding 8% convertible subordinated debentures. The effect of the conversion was an increase in stockholders' equity of $45,300,000 and a charge of $3,500,000, net of taxes.

In August 1993 a subsidiary of the Company borrowed $1,500,000 to finance the acquisition of Healthcare Review Corporation. Interest on the note is payable quarterly at six percent. The note requires principal repayments of $75,000 per quarter through July 31, 1998.

In July 1995, a subsidiary of the Company issued a note in the amount of $1,660,000 as a portion of the acquisition price of CNL. The principal balance of the note may be reduced by the former parent of CNL for capital losses incurred on mortgage loan and real estate holdings until January 31, 1997. Interest is payable at the average earnings rate of the investments, currently eight percent.

In March 1995, the Company borrowed $15,000,000 to replace the line of credit utilized at December 31, 1994. Interest on the note is payable quarterly currently at five percent. The note requires principal repayments of $535,700 per quarter with a final payment on December 31, 1999. The Company holds matching certificates of deposit at the bank in an amount equal to the outstanding principal balance.

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

The Company has a line of credit arrangement for short-term borrowings with three banks amounting to $17 million through April 1996, all of which was unused at September 30, 1995. The line of credit arrangement can be terminated, in accordance with the agreement, at the Company's option.

In March, June and September 1995, the Company's Board of Directors announced a quarterly Common Stock dividend of 4.5 cents per share, with an expectation of a total of 18 cents per share to be paid for 1995.

Management believes that the diversity of the Company's investment portfolio and the liquidity attributable to the large concentration of investments in highly liquid United States government agency securities provide sufficient liquidity to meet foreseeable cash requirements. Because the Company's insurance subsidiaries experience strong positive cash flows, including monthly cash flows from mortgage-backed securities, the Company does not expect its insurance subsidiaries to be forced to sell the held to maturity investments prior to their maturities and realize material losses or gains. Although the Company has the ability and intent to hold those securities to maturity, there could occur infrequent and unusual conditions under which it would sell certain of these securities. Those conditions would include a significant deterioration of the issuer's creditworthiness, significant changes in tax law affecting the taxation of securities, a significant business acquisition or disposition, and changes in regulatory capital requirements or permissible investments.

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

The Company has signed a letter of intent to purchase all outstanding stock of Universal Fidelity Life Insurance Company for a total purchase price of approximately $26 million. Closing on the acquisition is subject to execution of definitive agreements, approval of Universal Fidelity shareholders, and regulatory approval. The transaction is expected to close in early 1996. Universal Fidelity's business is primarily senior citizen health insurance, including Medicare supplement, long term care and other supplemental insurance.

PIONEER FINANCIAL SERVICES, INC. AND SUBSIDIARIES

PART II.   OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         Exhibit 11 - Statement of Computation
                      of Per Share Earnings

         Exhibit 27 - Financial Data Schedule

    (b)  Reports on Form 8-K

    The Company filed no reports on Form 8-K during the third quarter of 1995.


                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                              Pioneer Financial Services, Inc.




   November 11, 1995      /s/ Peter W. Nauert
      Date                Peter W. Nauert
                          Chairman and Chief Executive Officer




   November 11, 1995      /s/ David I. Vickers
      Date                David I. Vickers
                          Treasurer and Chief Financial Officer