Form 10-K405
period 1995-12-31
PIONEER FINANCIAL SERVICES INC /DE
filed 1996-03-11
CIK 799036

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.   20549
                                     Form 10-K

   (Mark One)
   [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
   For the fiscal year ended December 31, 1995

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

       Registrant's telephone number, including area code (847) 995-0400

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

                               YES   X      NO

        While it is difficult to determine the number of shares owned by non-affiliates (within the meaning of the term under the applicable regulations of the Securities and Exchange Commission), the registrant estimates that the aggregate market value of the registrant's common stock held by non-affiliates on March 7, 1996 (based upon an estimate that 85% of the shares are so owned by non-affiliates and upon the closing price of the common stock on the New York Stock Exchange) was $136,912,779.

        The number of shares of the registrant's common stock, $1.00 par value per share, outstanding as of March 7, 1996 was 10,112,062.

                        DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's definitive proxy statement for the annual meeting of stockholders to be held May 23, 1996 to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this Form 10-K.

        Indicate by check mark if disclosure of delinquent filers pursuant to
   Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in
   Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

   ITEM 1.  BUSINESS

         Pioneer Financial Services, Inc. (the Company) underwrites and markets health insurance, life insurance and annuities and provides medical utilization management services throughout the United States. In the nine years since it became public, the Company's total revenue has grown from $75.2 million in 1986 to $800.1 million in 1995; total assets have increased from $165.0 million at December 31, 1986 to over $1.5 billion at December 31, 1995; and stockholders' equity has increased from $33.5 million at December 31, 1986 to $144.6 million at December 31, 1995. The Company sells its products and services through four marketing divisions: Senior Health and Life Division, Group Medical Division, Life Insurance Division and Medical Utilization Management Division.

   OPERATIONS

         Senior Health and Life Division. The Senior Health and Life Division markets a wide range of specialty health insurance and life insurance and annuities for individuals age 65 and older. Products which are underwritten by this division include Medicare supplement, long-term care, home health care and specialty health. In addition, this division markets cash burial life policies and annuities which are underwritten by the Company's Life Insurance Division. The Company's Medicare supplement policies provide coverage for many of the expenses which the federal Medicare program does not fully cover and its long-term care and home health care policies provide coverage, within various prescribed benefit limits, for nursing home and in-home care. During 1995, the number of senior health insurance policies issued by the Company increased 21% over 1994, to over 48,000 policies. Additionally, the number of senior life insurance policies issued by the Company increased 137% in 1995 compared to 1994, to over 35,000 policies.

         The Company is the fourth largest issuer of individual Medicare supplement insurance in the nation, excluding Blue Cross and Blue Shield-related entities, based on direct premiums earned. The Company sells products designed for senior citizens through a distribution network which has grown from approximately 15,000 agents at the end of 1994 to nearly 22,000 agents at the end of 1995. This growth was primarily the result of the formation, in mid-1995, of Markman International, a 50/50 joint venture with Markman Company, which, prior to the joint venture, had established itself as a leading independent marketer of long-term care policies. Markman International serves as the national marketing and distribution arm of the Senior Health and Life Division. Future revenue growth in this division is expected to be generated in part from the increased number of agents and increased sales of Medicare supplement, long-term care and home health care policies.

         Group Medical Division. The Group Medical Division underwrites and markets small group and individual hospital and medical policies, primarily to self-employed individuals and small business owners. In 1995, approximately 82% of this division's business was sold through a sales force of approximately 1,700 career agents and the remaining 18% was sold through a brokerage system of 6,000 independent agents. This division uses the services provided by the Medical Utilization Management Division, unaffiliated preferred provider organizations ("PPOs") and other managed care operations to help control claims costs. In 1995, approximately 70% of hospital stays covered by policies issued by the Group Medical Division used PPO facilities, an increase from 32% in 1993 and 54% in 1994. The Group Medical Division's use of managed care services, provided by both the Medical Utilization Management Division and unaffiliated companies, resulted in approximately $69.0 million in claims savings for the Company in 1995, with most of these savings being passed on to customers in the form of more competitive premium rates.

         Life Insurance Division. The Life Insurance Division underwrites and markets traditional life (term and whole life), universal life, and interest sensitive life insurance and annuities targeted primarily to the middle income market. The Life Insurance Division sells its products through a nationwide network of brokerage general agents ("BGAs") and managing general agents ("MGAs") who in turn contract with multiple brokers and general agents. This division grew significantly when the Company acquired Connecticut National Life Insurance Company ("CNL") in January 1995. This division also underwrites, issues and administers the life insurance products marketed by the Senior Health and Life Division.

         Medical Utilization Management Division. The Medical Utilization Management Division provides health care coordination services to assist in the management of medical costs for insurance companies, government agencies, self insured businesses, unions, health maintenance organizations ("HMOs") and third-party administrators as well as for the Group Medical Division. Such services include precertification of inpatient and outpatient medical care, case management, and the development and management of provider networks. During 1995, approximately 81% of this division's revenues were derived from services provided to unaffiliated organizations.

         Investment Portfolio. The Company has maintained and intends to continue to maintain a diversified portfolio of medium-term investment-grade fixed income securities. As of December 31, 1995, 83% of the Company's invested assets were fixed income securities and the weighted average quality of the fixed income portfolio was "AA."

   STRATEGY

         Senior Health and Life Division. The Company believes it has an opportunity to expand its position as a leading provider of health and life insurance products to the growing senior market. According to the U.S. Census Bureau, the age 65 and over population group is estimated to grow by more than 13% to 35 million by the year 2000 and to over 53 million by 2020. Currently only 10% of persons age 65 and over own long-term care insurance, while approximately 43% of such individuals are expected to require the use of nursing care at least once in their lives. The number of long-term care policies sold industry-wide has increased at a rate of approximately 27% per year since 1987, to a total of approximately 3.4 million long-term care policies sold through December 31, 1994. As such, the Company believes the demand for long-term care and home health care insurance will increase at a rate greater than the growth rate of the senior population. The Company believes the growth of this senior health insurance market could be enhanced if future government regulation continues to move toward more personal financial responsibility, with less reliance on government payments, possibly in the form of additional reductions in Medicare benefits and/or the establishment of tax deductibility for long-term care insurance premiums.

         The Company intends to expand its position in the growing senior market by increasing the number of agents who sell its senior products, and by increasing the number of products agents sell to each customer through cross-selling. Through Markman International, the Company has increased its agent force by nearly 45% since the end of 1994 and expects further increases in 1996. In 1995, approximately 2.5% of the Senior Health and Life Division's Medicare supplement policyholders owned one of the Company's long-term care or home health care policies. Through increased training of its agents as to the full range of products offered by the Company and the development of pre-approved (already underwritten for issue) add-on products that can easily be coupled with certain existing products, the Company intends to increase its cross-selling efforts and thereby increase the number of its products owned by each customer. Additionally, the Company believes that the market for senior managed care products will grow as health care expenditures continue to grow. Currently, approximately 10% of Medicare beneficiaries in the nation participate in HMOs. There are many states with very low penetration of managed care in the senior market, including states with a high concentration of Medicare beneficiaries. The Company intends to take advantage of this opportunity by utilizing its position in the senior market and its managed care capability to market managed care products to senior citizens.

         Group Medical Division. The Group Medical Division intends to focus its efforts on increasing administrative efficiency and claims-cost containment on its existing block of business through, among other things, increased use of the Medical Utilization Management Division's services, continued development of medical provider networks and continued migration of its fee-for-service indemnity health insurance customers to managed care products. As the regulatory environment changes, the Company will evaluate growth opportunities in this market.

         Life Insurance Division. The Life Insurance Division's strategy is to expand its distribution channels and products and to continue to lower its administrative unit costs. The acquisition of CNL in 1995 has given the Company the opportunity to initiate new distribution strategies, including consumer-direct sales over the Internet. Also, at year-end 1995, the Company entered into an agreement with a national marketing organization to market a new term life insurance product with an income benefit rider. With 25,000 agents nationwide, this marketing organization gives the Company the potential to increase significantly the sales of the Life Insurance Division.

         Medical Utilization Management Division. The Medical Utilization Management Division intends to grow through cross-selling additional managed care services to existing clients. In addition, this division is currently developing and intends to manage PPOs, exclusive provider organizations ("EPOs") and HMOs in selected market areas.

         Acquisitions. The Company believes that current trends in the life and health insurance industry will provide opportunities for continued acquisitions and consolidations. The Company further believes that its ability to integrate acquisitions into its existing operations and its flexibility in developing and marketing new products should enable it to capitalize on these opportunities.


         The Company was organized in Delaware in 1982 as a successor to an Illinois holding company formed in 1957. The executive offices of the Company are located at 1750 East Golf Road, Schaumburg, Illinois 60173 and its telephone number is (847) 995-0400.

   PRODUCTS AND SERVICES

        The Company markets and underwrites health insurance, life insurance and annuities and provides medical utilization management services throughout the United States. The Company sells products and provides its services through four marketing divisions: Senior Health and Life Division, Group Medical Division, Life Insurance Division and Medical Utilization Management Division. The Company's distribution systems for its products have increased from approximately 12,000 agents in 1986 to nearly 45,000 agents at the end of 1995.

   Senior Health and Life Division

        The products marketed by the Senior Health and Life Division include Medicare supplement, long-term care, home health care, various specialty health coverages, life insurance and annuities. This division markets these products to individuals age 65 and older and underwrites and issues all such products except the life insurance and annuity products which are underwritten and issued by the Life Insurance Division.

        The following table sets forth the earned premiums, losses and loss adjustment expenses incurred and loss ratios for the Company's senior health products. Senior health premiums have been impacted by federally mandated standardized Medicare supplement policies. This standardization began in 1992 and included fixed benefits and reductions in agent commissions, especially in the case of replacement of an existing Medicare supplement policy. During this same period, the Company altered its marketing emphasis, reducing the number of products available for sale in selected states until new products were developed and priced. The combination of these changes had the effect of decreasing new sales revenue for these policies.


                                                                            Year Ended December 31,

                                                1995               1994              1993               1992              1991
                                                                               (dollars in thousands)

    Earned premiums (1)             $ 217,382           $ 225,604         $ 243,482          $ 264,697        $ 298,653
    Benefits (1)                      143,226             137,853           154,561            176,149          200,446
    Loss ratio                            66%                 61%               63%                67%              67%

     ___________________

   (1) In the Company's statement of consolidated operations, earned premiums represent premiums written, adjusted for reinsurance; the changes in unearned premiums are reflected in benefits, together with losses and loss adjustment expenses. Losses and loss adjustment expenses include losses incurred on insurance policies and the expenses of settling insurance claims, including legal and other related fees and expenses.


        In the Senior Health and Life Division, the Company may adjust health insurance premium rates by class, policy form and state in which the policy is issued, subject to applicable regulation, in order to maintain anticipated loss ratios. Since premium rate increases can increase policy lapses, conservation and customer service activities are emphasized. The Senior Health and Life Division follows a proactive approach involving strict scrutiny of all health premium rates on a monthly basis, including comparisons of pricing structure to actual claims experience by product line and state. This ongoing analysis provides the lead time necessary for the orderly adjustment of premiums.

        Medicare Supplement. Since the inception of the federal Medicare program in 1966, the Company has offered policies designed to supplement Medicare benefits and is now the fourth largest issuer of individual Medicare supplement insurance in the nation, excluding Blue Cross and Blue Shield-related entities, based on direct premiums earned. Medicare supplement policies provide coverage for many of the medical expenses which the Medicare program does not cover, such as deductible and coinsurance costs and specified losses which exceed the Federal program's maximum benefits.


        In 1991, the NAIC defined ten model Medicare supplement policies. In states which have adopted the NAIC model, only those ten policies can be sold. In most states, the Company markets eight of the ten model policies those which the Company believes are most applicable to its target market. All states have adopted either the NAIC model or similar legislation which specifically defines policy models. Sales of the Company's Medicare supplement products increased 20% in 1995 on an annualized premium basis.

        The federal government began a test program in 1992, allowing 15 specified states to participate in a "Medicare Select" program. Medicare Select policies combine the cost advantages of a preferred provider organization with a Medicare supplement policy to provide a reduced premium cost for policyholders. Utilization of specified hospitals, which waive certain deductibles covered by the Medicare supplement policy, allows the Company to reduce the premium charged. In 1995, the federal government expanded the Medicare Select program to all states. Although the market for this product is just developing, the Company sells Medicare Select policies in a number of states and has plans to expand sales nationally.

        Long-Term Care and Home Health Care. The Senior Health and Life Division also offers long-term care and home health care products designed principally for senior citizens. Long-term care policies generally provide specified per day benefits for nursing home confinements, within prescribed limits. Home health care policies provide specified per day benefits for required health services received in the home and comprehensive coverages which provide benefits for all levels of nursing home care, home health care and adult day care. In 1995, the Company developed and introduced a new series of "Independent Choice" long-term care and home health care plans which provide greater flexibility of benefit use and include care coordination features to help lower benefit costs. In 1995, new annualized sales of the Company's long-term care and home health care products increased by 288% from $3.4 million to $13.2 million. The Company's strategy is to cross-sell these products to customers who have already purchased the Company's Medicare supplement product.

        The Company believes that the market for long-term care and home health care could increase if the federal government were to enact proposed tax legislation to provide tax deductibility for long-term care insurance premiums. While these changes have been proposed, the Company cannot predict if or when they will be enacted. See "--Health Care Reform".

        Specialty Health and Other. The Senior Health and Life Division offers various specialty health products which typically are sold in conjunction with the Company's principal health products. These policies include hospital indemnity, private duty nursing and cancer plans. Additionally, the Company intends to develop and market managed care organizations for seniors as the demand for such products expands. The Company believes that the market for senior managed care products will grow as health care costs continue to grow. Currently approximately 10% of Medicare beneficiaries in the nation participate in HMOs. There are many states with very low penetration of managed care in the senior market, including states with a high concentration of Medicare beneficiaries. The Company intends to take advantage of this opportunity by utilizing its strong position in the senior market and its managed care capability to market managed care products to senior citizens.

        Life Insurance and Annuities. The Senior Health and Life Division markets life insurance and annuities which are issued by the Life Insurance Division to individuals age 65 and over. In 1994, the Company began selling smaller face-amount whole life insurance policies specifically designed to cover final expenses for senior citizens, including funeral expenses and other expenses that otherwise would be paid by the insured's family. During 1995, sales of these products increased 120% on an annualized premium basis to $16.8 million from $7.6 million. As part of its cross-selling strategy, the Company automatically offers a pre-approved (already underwritten for issue) cash burial life insurance policy with all Medicare supplement policies issued to customers age 66-79. The Company also offers annuity products specifically designed for seniors. These products provide an attractive investment alternative to seniors, offering higher interest rates than bank savings accounts and certificates of deposit and the ability to receive monthly payouts during retirement years.

        Marketing. The Senior Health and Life Division markets its products and services primarily to individuals age 65 and older through a distribution system which, in 1995, grew from approximately 15,000 agents to nearly 22,000 agents, primarily as a result of the formation in mid-1995 of Markman International, a 50/50 joint venture with Markman Company, which, prior to the joint venture, had established itself as a leading independent marketer of long-term care policies. Markman International is the national marketing and distribution arm of the Senior Health and Life Division. The Company intends to increase further the number of agents used by the Senior Health and Life Division in 1996 and to enhance the Company's cross-selling capabilities through increased agent training and packaging of products. The agents receive extensive product and marketing information from the Company. They also have access, through the Company, to lists of prospective customers turning age 65 in their respective geographic areas and to a direct-mail lead-generation system. By providing its agents with training, sales materials, lead-generation programs and a full range of health and life insurance products designed for senior citizens, the Company intends to increase both sales to new customers and cross-sales to existing policyholders. The agents receive commissions on each sale based on the type of product sold.

   Group Medical Division

        The Group Medical Division underwrites and markets small group and individual hospital and medical products, including major hospital and specialty health insurance policies, individually underwritten and issued. For 1993, 1994 and 1995, this division produced health insurance premium revenue of approximately $354.4 million, $435.9 million, and $404.9 million, respectively. This division also derives marketing commission revenue and other fee income through marketing insurance and other products of unaffiliated companies and associations with whom the Company has a marketing relationship. This division's products and services are targeted primarily to self-employed individuals and small business owners. The insureds in this division also become prospects for the Senior Health and Life Division -- when they reach age 65, the Company automatically provides for conversion to a Medicare supplement policy.
        Pre-tax income increased in this division in 1995, as the Company continued to make improvements in its management of the division's block of business through close monitoring of claims costs, increased use of medical provider networks and case management and the implementation of premium rate adjustments as necessary.

        The following table sets forth the earned premiums, losses and loss adjustment expenses incurred and loss ratios for the Group Medical Division's products. The Company's loss ratios have varied over the years reflecting changes in medical claim costs and the frequency of benefit utilization by its insureds.


                                                                            Year Ended December 31,

                                                1995               1994              1993               1992              1991
                                                                               (dollars in thousands)

    Earned premiums (1)                     $ 414,160             $ 443,599         $ 375,275           $ 302,881         $ 294,431
    Benefits (1)                              261,336               279,419           251,955             200,781           176,222
    Loss ratio                                    63%                   63%               67%                 66%               60%

    ___________________

     (1) In the Company's statement of consolidated operations, earned premiums represent premiums written, adjusted for reinsurance; the changes in unearned premiums are reflected in benefits, together with losses and loss adjustment expenses. Losses and loss adjustment expenses include losses incurred on insurance policies and the expenses of settling insurance claims, including legal and other related fees and expenses.


        As in the Senior Health and Life Division, the Company may, in the Group Medical Division, adjust health insurance premium rates by class, policy form and state in which the policy is issued, subject to applicable regulation, in order to maintain anticipated loss ratios. Since premium rate adjustments can have the tendency to increase policy lapses, conservation and customer service activities are emphasized. As with the Senior Health and Life Division, the Group Medical Division follows a proactive approach involving strict scrutiny of health premium rates on a monthly basis. The matching of pricing structure with actual claims experience varies by product line and state. This ongoing analysis provides the lead time necessary for the orderly adjustment of premiums.

        The Group Medical Division intends to focus its efforts on increasing administrative efficiency and claims-cost containment on its existing block of business through, among other things, increased use of the Medical Utilization Management Division's services, continued development of medical provider networks and continued migration of its fee-for-service indemnity health insurance customers to managed care products. As the regulatory environment changes, the Company will evaluate growth opportunities in this market.

        Major Hospital. The Company offers major hospital insurance plans on an individual basis and on a group trust (multiple employer trust) and association basis and has issued master policies for such plans to several trusts and associations. These plans are designed to cover in-hospital expenses for self-employed individuals, small business owners, employees and their families. Hospital, surgical and other medical expenses are covered on an expense incurred basis with certain benefit limits after a prescribed deductible. The Company provides products with alternatives such as increased deductibles and different benefit structures designed to enable policyholders to maintain insurance protection without increased premium rates. In 1994, the Company introduced "ChoicePlus," a product which combines HMO-type wellness features within a specific provider network along with in-network and out-of-network indemnity benefits.

        In December 1991, the NAIC adopted the Small Employers Availability Act (the "SEA Act"). The SEA Act affects the rating and underwriting methodology that can be applied to insurance coverage sold to small employers, generally categorized as those employing 25 people or less. In response to the SEA Act, the Company has modified and continues to modify its new products for sale in those states that have adopted or are adopting the SEA Act or other health care reforms.

        Other. The Group Medical Division also derives revenue through sales of products of unaffiliated insurance companies and other associations with whom the Company has a marketing relationship. These products include medical insurance for medium-sized groups (50 or more), employer self-funded plans, flexible premium universal life insurance, disability income protection and annuities. The Group Medical Division also markets HMO products in areas where these products have a significant competitive advantage over traditional indemnity insurance products. The HMO products are sold in selected states through marketing relationships with regional HMOs. In addition to commission revenue, sales of these HMOs provide the sales force with opportunities to cross-sell the Company's other products. This division also markets membership benefit packages to various national associations. These packages include discounts on dental services, hotels/motels, airfares, prescription drugs, vision and hearing aid equipment and other services.

        Marketing. The Group Medical Division markets its products and services primarily to self-employed individuals and small business owners. In 1995, approximately 84% of this division's products was sold through a sales force of approximately 1700 career agents, and the remaining 16% was sold through a brokerage system of 6,000 independent agents. These agents receive leads through the Company's telemarketing subsidiary and compensation in the form of commissions.

        The Company's acquisition of Continental Marketing Corporation in connection with the 1993 acquisition of CLAC added an efficient broker-to-broker telemarketing distribution system to the Group Medical Division. This system utilizes experienced sales representatives who contact brokers by phone to promote the Company's products and provide the brokers with sales and marketing assistance. The brokers are compensated for their sales through commissions; the telemarketing representatives receive salaries from the Company and bonuses based on meeting certain sales objectives.

   Life Insurance Division

        The Life Insurance Division's products include traditional life (term and whole life), universal life and interest sensitive insurance and annuities. Substantially all of the Company's life insurance policies are individually underwritten and issued. This division's products and services are targeted primarily to the middle income market. In addition, this division underwrites, issues and administers the life insurance and annuity products marketed by the Senior Health and Life Division. This division grew significantly when the Company acquired CNL in January 1995.
        The following table sets forth the breakdown of premiums collected (including receipts not related to policy charges) among traditional life policies, interest sensitive and universal life policies and annuities for the years shown:

                                                                               Year Ended December 31,

                                     1995               1994              1993               1992              1991
                                                                               (dollars in thousands)

    Traditional                       $  44,276        $  32,238        $  26,353        $  20,300        $  17,968
    Interest Sensitive and
      Universal Life Policies            21,215           17,590           16,300           18,399           20,676
    Annuities                            19,639           22,807           10,004            6,212           13,479
    Total                             $  85,130        $  72,635        $  52,657        $  44,911        $  52,123


     For the fiscal year 1993, premiums collected from the Company's life insurance products were approximately 24% first year and 76% renewal, the fiscal year 1994 premiums were approximately 28% first year and 72% renewal, and for 1995 premiums collected were approximately 32% first year and 68% renewal.

        The Company's gross life insurance in force was as follows at the dates shown:


                                                                Year Ended December 31,

                                                1995               1994              1993               1992              1991
                                                                               (dollars in millions)

    Traditional                       $  14,863        $  10,803        $  10,320        $   8,757        $   7,507
    Interest Sensitive and
      Universal Life Policies             2,880            1,779            1,503            1,582            1,634
    Total                             $  17,743        $  12,582        $  11,823        $  10,339        $   9,141


         Traditional Life. The largest portion of the Life Insurance Division's business is in term life insurance. The Company specializes in face amounts of $100,000 to $500,000, sold to middle income families. Marketed under the name "Super Saver Term," this series features low cost 5-, 10- and 15-year term life insurance products.

        For a number of years, the Company has offered individually underwritten insurance on lives of persons who, to varying degrees, do not meet the requirements of standard insurability. Higher premiums are charged for these "impaired" or "substandard" lives, and, where the amount of insurance is large or the risk is significant, a portion of the risk is reinsured. Approximately 10% of the Company's in-force life insurance could be categorized as "impaired risk."

        Interest Sensitive Life and Universal Life. The Company's interest sensitive and universal life insurance products provide life insurance with rates of return which are adjusted in relation to prevailing interest rates. The policies permit the Company to change the rate of interest credited to the policy from time to time. Universal life insurance products credit current interest rates to cash value accumulations, permit adjustments in benefits and premiums at the policyholder's option, and deduct mortality and expense charges monthly. Under other interest sensitive policies, premiums are flexible, allowing the policyholders to vary the frequency and amount of premium payments, but typically death benefit changes are not made by the policyholders. Some universal life products offer lower premiums for non-smokers in good health. For both universal life and other interest sensitive policies, surrender charges, if any, are deducted from the policyholder's account value at the time of surrender. No surrender charges are deducted if death benefits are paid or if the policy remains in-force for a specified period.

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

        Annuities. The Company offers single and flexible premium deferred annuities. An annuity contract generally involves the accumulation of premiums at a compound interest rate until the maturity date, at which time the policyholder can choose one of the various payment options. Options include periodic payments during the annuitant's lifetime or the lifetime of the annuitant and spouse, with or without a guaranteed minimum period; periodic payments for a fixed period regardless of the survival of the annuitant; or lump sum cash payment of the accumulated value. The Company's annuities typically provide for the crediting of interest at rates set from time to time by the Company.

        Marketing. The Life Insurance Division markets its products primarily to individuals in middle income levels through a nationwide network of approximately 100 BGAs and MGAs who in turn contract with approximately 15,000 brokers and general agents. In addition, at the end of 1995, the Company signed a marketing agreement with a national marketing company with approximately 25,000 agents to distribute a new term insurance product with an income benefit rider. The Company's BGAs, MGAs and agents receive compensation through sales commissions.

   Medical Utilization Management Division

        The Medical Utilization Management Division provides a number of health care coordination services to assist in the management of medical costs for insurance companies, government agencies, self-insured businesses, unions, HMOs and third party administrators, as well as the Company's Group Medical Division. The services provided by this division include precertification of inpatient and outpatient medical care, case management, high-risk maternity review, long-term care case management and the development and management of HMOs and PPOs. These services are designed to provide negotiated medical provider rates along with close review of utilization in order to impact positively total medical costs without adversely affecting the quality of care.

        The July 1995 purchase of ACMG, an Ohio-based healthcare management company, increased revenues by $5.2 million in 1995 and provided the Company with the capacity and expertise to develop and manage PPOs, HMOs and EPOs. During 1996, the Company currently expects to have a limited number of HMOs and EPOs operational in selected states where the Company has significant concentrations of policyholders and the market for managed care is undeveloped, although no assurance to that effect can be given. These HMOs and EPOs will be marketed by the Company's Group Medical Division as part of the Company's strategy to migrate its fee-for-service indemnity insurance customers to managed care products. In addition, the Company will use a similar strategy to develop PPOs and HMOs (Medicare Risk Contracts) for the Senior Health and Life Division.

        This division has also provided significant claims expense savings for the Group Medical Division, realizing claims savings for the Company of over $22.0 million in 1995 through programs such as utilization review and case management. These savings were primarily passed on to customers in the form of more competitive premium rates which the Company believes generally has the effect of increasing customer retention.

        Revenues for this division increased 64% to $17.1 million in 1995, compared to $10.4 million in 1994, due to increased sales and the July 1995 acquisition of ACMG.

        Marketing. This division markets its services to insurance companies, self-insured employers, unions, third-party administrators, HMOs and PPOs. Utilization management professionals conduct direct selling activities and respond to requests for proposals from insurance companies, large employers and consulting companies.

   PREMIUM DISTRIBUTION

        The Company's insurance subsidiaries collectively are licensed to sell insurance in 49 states and the District of Columbia. The importance to the Company of particular states may vary over time as the composition of its agency network changes. The geographic distribution of collected premiums (before reinsurance) of the Company's subsidiaries in 1995 was as follows:


                                TOTAL          PERCENT
                                  (dollars in thousands)

            Texas           $  71,127         9.4%
            Florida            67,149         8.9
            California         51,935         6.9
            Illinois           51,615         6.8
            North Carolina     33,617         4.5
            New Jersey         24,802         3.3
            Ohio               24,072         3.2
            Georgia            23,911         3.2
            Pennsylvania       23,782         3.1
            Mississippi        23,670         3.1
            Other (1)         359,427        47.6
                      Total  $755,107       100.0%

   (1)  Includes 39 other states, the District of Columbia, and certain U.S.
        territories and foreign countries, each of which accounts for less than 3% of collected premiums.


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

   REINSURANCE

     The Company's insurance subsidiaries reinsure portions of the coverages provided by their insurance products with other insurance companies on both an excess of loss and co-insurance basis. Co-insurance generally transfers a fixed percentage of the Company's risk on specified coverages to the reinsurer. Excess of loss insurance generally transfers the Company's risk on coverages above a specified retained amount. Under its excess of loss reinsurance agreements, the maximum risk retained by the Company on one individual in the case of life insurance and accident and health insurance is $250,000.

     Reinsurance agreements are intended to limit an insurer's maximum loss on the specified coverages. The ceding of reinsurance does not discharge the primary liability of the original insurer to the insured, but it is the practice of insurers (subject to certain limitations of state insurance statutes) to account for risks which have been reinsured with other approved companies, to the extent of the reinsurance, as though they are not risks for which the original insurer is liable. See Note 7 of Notes to Consolidated Financial Statements.

     The Company has occasionally used assumption reinsurance to acquire blocks of business from other insurers. In addition, the Company has from time to time entered into agreements to assume certain insurance business from companies for which it is marketing insurance products. The Company intends to continue these programs if they assist in expanding product lines and marketing territories and contribute to profitability.

   ACQUISITIONS

     The Company believes that current trends in the life and health insurance industry will provide opportunities for continued acquisitions and consolidations. Larger companies are reducing administrative costs by divesting divisions and blocks of life and health insurance business which do not fit their overall strategies and are focusing on two or three core product lines to improve efficiency and gain competitive advantage. Additionally, smaller, less efficient companies with less capital at their disposal are experiencing increasing difficulty in remaining competitive; regulatory requirements add significant costs which may not be able to be absorbed by smaller companies; capital requirements have increased due to the imposition of risk-based capital ratios by regulatory agencies; state healthcare reform programs are squeezing health insurance profit margins; the costs of necessary information processing systems have increased; and smaller companies cannot access capital markets to finance additional growth.

   The following table summarizes the recent significant acquisitions made by the Company:

   ACQUISITIONS          DATE OF          TYPE OF BUSINESS
                         ACQUISITION
   Continental Life &    August 1993      Small group medical
   Accident Company                       insurance; became part
   ("CLAC")                               of the Group Medical
                                          Division.

   Healthcare Review     August 1993      Health care management
   Corporation ("HRC")                    company; became part of
                                          the Medical Utilization
                                          Management Division.

   Connecticut National  January 1995     Interest sensitive and
   Life Insurance                         universal life
   Company ("CNL")                        insurance; became part
                                          of the Life Insurance
                                          Division.
   Western Fidelity      July 1995        Major medical products;
   Insurance Company                      became part of the Group
   (block of business)                    Medical Division.

   ACMG, Inc. ("ACMG")   July 1995        Health care management
                                          company; became part of
                                          the Medical Utilization
                                          Management Division.
   Universal Fidelity    pending          Medicare supplement
   Life Insurance                         carrier; to become part
   Company ("UFLIC")                      of the Senior Health and
                                          Life Division.

     In August 1993, the Company acquired, and added to the Group Medical Division, CLAC, a small group medical insurer. In 1994 and 1995, the administration of this subsidiary was consolidated with the Company's other health insurance operations. In addition to CLAC, this acquisition included the purchase of Continental Marketing Corporation which added an efficient broker-to-broker telemarketing distribution system to the Group Medical Division.

     In August 1993, the Company also acquired, and added to the Medical Utilization Management Division, HRC, a health care management company headquartered in Louisville, Kentucky. HRC's largest client is the Kentucky Medicaid program. In addition to adding to the revenue and client base of the Medical Utilization Management Division, HRC's Louisville facility has become the division's headquarters.

     In January 1995, the Company acquired, and added to the Life Insurance Division, CNL, a $350 million asset company, which had issued primarily interest sensitive and universal life insurance products. This acquisition increased the distribution system of the Life Insurance Division.

     In July 1995, the Company acquired, and consolidated into the Group
   Medical Division's administrative facility in Dallas, Western Fidelity Insurance Company's $42 million block of major medical policies. The Company was able to integrate substantially all of this business into its operations within one month.

     In July 1995, the Company also acquired, and added to the Medical Utilization Management Division, ACMG, an Ohio-based health care management company. This acquisition is expected to increase the annual revenue of the Medical Utilization Management Division and to enhance the Company's capacity to establish HMOs and EPOs. See "-- Products and Services."

     In the first quarter of 1996, the Company expects to acquire Universal Fidelity, a company which markets and underwrites primarily Medicare supplement products to senior citizens in Oklahoma and Texas. Universal Fidelity generated approximately $33 million in premium revenue in 1995 (on a statutory basis). The approximately 30,000 Universal Fidelity Medicare supplement policyholders also provide potential for increased profitability through cross-selling of long-term care, home health care and other products.

   INVESTMENTS

          The Company's investment policy is to balance its portfolio between long-term and short-term investments so as to achieve investment returns consistent with preservation of capital and maintenance of liquidity adequate to meet payment of policy benefits and claims. Current policy is to invest primarily in fixed income securities of the U.S. government and its agencies and authorities, and in fixed income corporate securities with investment grade ratings of Baa3 and/or BBB- or better. At December 31, 1995, less than 1.3% of the Company's total investment portfolio and less than 1.2% of its statutory admitted assets were below investment grade or unrated. The Company has a policy to invest no more than 4% of its statutory admitted assets in fixed income securities below investment grade or unrated. At December 31, 1995, the Company had invested assets of $1,042.6 million, compared to $723.8 million at December 31, 1994. The Company manages all of its investments internally with resource and evaluation assistance provided by independent investment consultants.

          The following table provides information on the Company's investments as of the dates indicated:

                                               DECEMBER 31,
                                          (DOLLARS IN THOUSANDS)
                                                1995             1994

   TYPE OF INVESTMENT:               Amount   Percent   Amount  Percent
   Fixed maturities to be held to
   maturity:
     U.S. Treasury . . . . . . . .  $26,897      3%  $  8,891   1%
     States and political
     subdivisions  . . . . . . . .    4,669      1      8,888   1
     Foreign governments . . . . .       -       -      2,992   1
     Corporate securities  . . . .   51,608      5    147,419  20
     Mortgage-backed securities  .  162,867     15    210,460  29
       Total fixed maturities held  246,041     24    378,650  52
   to maturity. .

   Fixed maturities available for
   sale:
     U.S. Treasury . . . . . . . .   34,084      3     21,852   3
     States and political            26,976      3     25,819   4
     subdivisions  . . . . . . . .
     Foreign governments . . . . .    3,018      *      3,465   1
     Corporate securities  . . . .  313,501     30     89,401  12
     Mortgage-backed securities  .  245,087     23     78,211  11
       Total fixed maturities       622,666     59    218,748  31
   available for sale  . . . . . .

          Total fixed maturities .  868,707     83    597,398  83

   Equity securities . . . . . . .   15,570      1     15,440   2
   Real estate . . . . . . . . . .   18,250      2     16,959   2
   Mortgage loans  . . . . . . . .    9,253      1      1,806   *
   Policy loans  . . . . . . . . .   79,122      8     23,082   3
   Short-term investments  . . . .   51,690      5     69,152   10

               Total Investments .$1,042,592   100%  $723,837 100%

   ______________________

   *   less than one percent


         The following table provides information on the credit quality and average lives of the Company's fixed maturity portfolio as of December 31, 1995.


                                        FIXED MATURITY PORTFOLIO
                                           (dollars in thousands)

                                     Carrying
                                       Value      Percent
   Credit Quality - S&P (or equivalent) rating:

    AAA                              $ 411,128      48%
    AA+, AA, AA-                        67,408       8
    A+, A, A-                          262,837      30
    BBB+, BBB, BBB-                    113,815      13
    Below investment grade              12,719       1
    In default                             800       *
        Total                        $ 868,707     100%

    Average Lives

    One year or less                 $  58,048       7%
    Over one year through five years   301,657      35
    Over five years through ten years  437,209      50
    Over ten years                      71,793       8
        Total                        $ 868,707     100%
   *    Less than one percent.


        Fixed Maturity Investments. With the adoption of risk-based capital rules and consumer concerns over insurance company solvency and financial stability, the asset quality of insurance companies' investment portfolios has become of greater concern to policyholders and has come under closer scrutiny by insurance regulators and investors. The investment objectives of the Company are to maximize investment yield without sacrificing high investment quality and matched liquidity.

        Investments in below-investment grade fixed maturity securities generally have greater risks (and potentially greater returns) than other corporate fixed maturity investments. Risk of loss upon default by the issuer is significantly greater for these securities because they are often unsecured and are often subordinated to other creditors of the issuer, and because these issuers usually have high levels of indebtedness and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. Also, the market for below-investment grade securities is less liquid and not as actively traded as the market for investment grade securities.

        The Company continually evaluates the creditworthiness of each issuer of securities held in its portfolio. When the fair value of an individual security declines materially, or when the Company's ongoing evaluation indicates that it may be likely that the Company will be unable to realize the carrying value of its investment, a determination is made as to the extent to which such declines are attributable to changing market expectations regarding general interest rates and inflation and other factors, such as a perceived increase in the credit risk of the issuer, a general decrease in a particular industry sector or an overall economic decline. If the decline in value is other than temporary, and the carrying amount of the investment is reduced to its fair value based principally on available market prices, the amount of the reduction is reported as a realized loss on investments and the net fair value becomes the new cost basis of the investment. In addition, the Company reverses any accrued interest income previously recorded for the investment and records future interest income only when cash is received.

        Yields recognized in future periods on such investments may be less than yields recognized on other investments and will be less than the yield expected when the fixed maturity security was originally purchased. The effect on net income from declines in interest income and portfolio yield from impaired securities in future periods will depend on many factors, including, for life insurance business, the level of interest rates credited to policyholder account balances. In as much as interest rates credited to the Company's policyholders are typically only guaranteed for one year, the Company does not expect any material adverse effect on net income in future periods from declines in yields from impaired securities.

        Mortgage-Related Securities. At December 31, 1995, the Company had $408.0 million (or 47% of its fixed maturities portfolio) in mortgage-related securities compared to $288.7 million at December 31, 1994 (or 48% of its fixed maturities portfolio). The mortgage-related securities are invested primarily in U.S. government agency and non-agency pass-through certificates and various components of U.S. government agency and non-agency collateralized mortgage obligations ("CMOs"). CMOs are bonds that are collateralized by U.S. government agency or non-agency whole loan mortgages and mortgage pass-through securities. The yield characteristics of mortgage-related securities differ from those of traditional fixed income securities. The major differences typically include more frequent interest and principal payments, usually monthly, and the possibility that prepayments of principal may be made at any time. Prepayment rates are influenced by changes in current interest rates and a variety of economic, geographic, social and other factors and cannot be predicted with certainty. The yields to maturity of the mortgage-related securities will be affected by the actual rate of payment (including prepayments) of principal of the underlying mortgage loans. In general, prepayments on the underlying mortgage loans, and subsequently the mortgage-related securities backed by these loans, increases when the level of prevailing interest rates declines significantly below the interest rates on such loans. When declines in interest rates occur, the proceeds from the prepayment of such securities may be reinvested at lower rates than the Company was earning on such securities.

        The Company's mortgage-related securities portfolio is well diversified as to collateral, maturity, duration and other characteristics. The majority of the mortgage-related securities portfolio has the guarantee or backing of agencies of the United States government. Generally, the mortgage-related securities consist of pools of single-family, residential mortgages. At December 31, 1995, the Company's mortgage-related securities portfolio included $136.9 million of CMOs and pass-through certificates issued by non-government agencies (34.0% of total mortgage-backed securities) compared to $83.9 million at December 31, 1994 (29.0% of total mortgage-backed securities). The majority of these holdings are senior securities in the CMO structures which are collateralized by first mortgage liens on single family residences and which have investment grade ratings of Baa3 and/or BBB- or higher. The creditworthiness of these securities is based solely on the underlying mortgage loan collateral and credit enhancements in the form of senior/subordinated structures, letters of credit, mortgage insurance or surety bonds. The underlying mortgage loan collateral principally consists of whole loan mortgages that exceed the maximum imposed by both the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. Therefore, the collateral tends to be concentrated in states with the greatest number of higher priced single family residences, including California, New York, New Jersey, Maryland, Virginia and Illinois.

        At December 31, 1995, the Company held $10.3 million carrying value of inverse floater and interest-only tranches of CMOs. These derivative securities were acquired to protect the Company in the event of adverse interest rate fluctuations. The yields and fair values of these securities are generally more sensitive to changes in interest rates and prepayments than other mortgage-related securities.

        The following table summarizes the components of the Company's mortgage-related securities portfolio at December 31, 1994, and December 31, 1995:

                                                              AT DECEMBER 31, 1995           AT DECEMBER 31, 1994
                                                             CARRYING         FAIR         CARRYING          FAIR
                                                              VALUE          VALUE           VALUE          VALUE
                                                                                 (IN THOUSANDS)
      Inverse floaters and interest-only
        CMO tranches  . . . . . . . . . . . . . . . . .    $    10,258   $      10,258   $      14,961   $      8,940
      Other CMOs:
        U.S. government agency  . . . . . . . . . . . .        207,637         211,507         148,366        137,138
        Non-agency  . . . . . . . . . . . . . . . . . .         73,784          73,793          29,299         27,404
              Total other CMOs  . . . . . . . . . . . .        281,421         285,300         177,665        164,542
      U.S. government agency pass-through . . . . . . .         53,136          53,664          41,444         39,414
      Non-agency pass-through . . . . . . . . . . . . .         63,139          63,139          54,601         50,555
                Total mortgage-backed securities. . . .    $   407,954   $     412,361   $     288,671   $    263,451


   POLICY LIABILITIES

        The Company records reserves for future policy benefits to meet future obligations under outstanding policies. These reserves are amounts which are calculated to be sufficient to meet policy and contract obligations as they mature. The amount of reserves for insurance policies is calculated using assumptions for interest, mortality and morbidity, expenses and withdrawals. Reserves are established at the time the policy is issued and adjusted periodically based on reported and unreported claims or other information. See Note 2 of Notes to Consolidated Financial Statements.

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

   HEALTH CARE REFORM

        Many proposals have been introduced in Congress and various state legislatures to reform the present health care system. Most of these proposals are specifically directed at the small group health care market, a significant portion of the Company's health business. At present, most health care reform, other than that related to the Medicare program, is taking place at the state level. A number of states have passed or are considering legislation that would limit the differentials in rates that insurers could charge between new business and renewal business with respect to similar demographic groups. State legislation also has been adopted or is being considered that would make health insurance available to all small groups by requiring coverage of all employees and their dependents, by limiting the applicability of pre-existing conditions exclusions, by requiring insurers to offer a basic plan exempt from certain mandated benefits as well as a standard plan and by establishing a mechanism to spread the risk of high risk employees to all small group insurers.

        At the federal level, the current focus of healthcare reform is related to the federal Medicare program and efforts to control expenditures. From time to time there are significant federal legislative developments with respect to long-term care and Medicare coverage. The Federal Omnibus Budget Reconciliation Act of 1990 ("COBRA '90") required that Medicare supplement policies provide for guaranteed renewability and waivers of pre-existing condition coverage limitations under certain circumstances. In addition, the NAIC has recently adopted model long-term care policy language providing nonforfeiture benefits and has proposed a rate stabilization standard for long-term care policies. Among the proposals currently pending in the U.S. Congress are the implementation of certain minimum consumer protection standards for inclusion in all long-term care policies, including guaranteed renewability, protection against inflation and limitations on waiting periods for pre-existing conditions. These proposals would also prohibit "high pressure" sales tactics in connection with long-term care insurance and would guarantee consumers access to information regarding insurers, including lapse and replacement rates for policies and the percentage of claims denied.
   Other pending legislation would permit premiums paid for long-term care insurance to be treated as tax-deductible medical expenses, with the amount of the deduction increasing with the age of the taxpayer. The Company cannot predict with certainty the effect any such proposals, if adopted, or legislative developments could have on its business and operations. It is likely that health care reform at the federal and state levels will require the Company to make significant changes to the way it conducts its health insurance business. See "Risk Factors -- Insurance Regulation." The Company has already initiated activity to prepare for expected legislation. For example, the Company has begun to establish HMOs for Medicare managed care programs which are expected to be included in federal Medicare reform programs.

   GOVERNMENT REGULATION

        The Company and its insurance subsidiaries are subject to extensive governmental regulation and supervision in each of the jurisdictions in which it or its subsidiaries conduct business. Such regulation vests in governmental agencies broad regulatory, supervisory and administrative power with respect to the Company's business, including premium rate levels, premium rate increases, policy forms, minimum loss ratios, dividend payments, claims settlement, licensing of insurers and their agents, capital adequacy, transfer of control, the amount and type of investments the Company may have, reserve requirement, solvency standards, trade practices and periodic examinations. Such regulations are primarily intended to protect policyholders and not investors. The Company's accident and health coverages generally are subject to rate regulation by state insurance departments which in certain cases require that certain minimum loss ratios be maintained.

        The states in which the Company is licensed have the authority to change the minimum mandated statutory loss ratios to which the Company is subject, the manner in which these ratios are computed and the manner in which compliance with these ratios is measured and enforced. Loss ratios are commonly defined as incurred claims and increases in policy reserves divided by earned premiums. Most states in which the Company writes insurance have adopted the loss ratios recommended by the NAIC. The Company is unable to predict the impact of (i) any changes in the mandatory statutory loss ratios for individual or group policies to which the Company may become subject,
   (ii) any changes in the minimum loss ratios for individual, group or Medicare supplement policies, or (iii) any change in the manner in which these minimums are computed or enforced in the future. The Company has not been informed by any state that it does not meet mandated minimum ratios, and the Company believes that it is in compliance with all such minimum ratios. In the event the Company is not in compliance with minimum statutory loss ratios mandated by regulatory authorities with respect to certain policies, the Company may be required to reduce or refund premiums, which could have a material adverse effect upon the Company.

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

   EMPLOYEES

        As of December 31, 1995, the Company employed approximately 1,830 persons on a full-time basis. The Company considers its employee relations to be good.


                             MANAGEMENT AND DIRECTORS

        The executive officers and directors of the Company are as follows:

   Peter W. Nauert . . . . . .   52     Chairman, Chief Executive Officer and
                                        Director
   Charles R. Scheper  . . . .   43     President   Life Insurance Operations
                                        and Director
   Thomas J. Brophy  . . . . .   60     President   Health Insurance Operations
                                        and Director
   Ernest T. Giambra, Jr.  . .   48     Executive Vice President and Chief
                                        Marketing Officer
   William B. Van Vleet  . . .   71     Director and General Counsel Emeritus
   Anthony J. Pino . . . . . .   48     Executive Vice President
   Philip J. Fiskow  . . . . .   39     Senior Vice President and Chief
                                        Investment Officer
   David I. Vickers  . . . . .   34     Vice President, Treasurer and Chief
                                        Financial Officer
   Mark S. Fischer.  . . . .     39     Vice President
   Michael A. Cavataio . . . .   52     Director and Vice Chairman
   Richard R. Haldeman . . . .   53     Director
   R. Richard Bastian, III . .   49     Director
   Karl Heinz Klaeser  . . . .   64     Director
   Michael K. Keefe  . . . . .   51     Director
   Robert F. Nauert  . . . . .   71     Director
   Carl A. Hulbert . . . . . .   72     Director

        All executive officers are elected annually and serve at the pleasure of the Board of Directors. Certain of the executive officers have employment agreements with the Company. The Company's Board of Directors is divided into three classes, each of which serves for a three year term.

        Peter W. Nauert has been Chief Executive Officer and a director of the Company since its incorporation in 1982. He was President of the Company from 1982 to 1988 and 1991 to 1995, and became Chairman of the Company in 1988. Since 1968, Mr. Nauert has been employed in an executive capacity by one or more of the Company's insurance subsidiaries.

        Charles R. Scheper was elected President--Life Insurance Operations of the Company in March 1995. He was Vice President of the Company from 1991 to March 1995 and was Chief Financial Officer from May 1993 to December 1993.
   In March 1992, he was elected Executive Vice President. Since February 1992, he has been President and Vice Chairman of the Board of Manhattan National Life, a subsidiary of the Company. Prior to the Company's acquisition of Manhattan National Life, Mr. Scheper was Manhattan National Life's Senior Vice President and Chief Financial Officer, a position which he held from May 1987 until the acquisition. Prior to joining Manhattan National Life, Mr. Scheper was with Union Central Life Insurance Company from 1979, having served as Vice President and Controller since 1985.

        Thomas J. Brophy was elected President--Health Insurance Operations of the Company in March 1995. He was Senior Vice President since joining the Company in November 1993. Prior to joining the Company, Mr. Brophy was President and Chief Operating Officer of Southwestern Life Insurance Company from June 1990 to September 1993. Mr. Brophy also held senior executive positions with various I.C.H. Corporation (now known as Southwestern Life Corp.) subsidiaries from March 1974 to his joining the Company in November 1993.

        Ernest T. Giambra, Jr. was elected Executive Vice President of the Company in May 1994. Prior to joining the Company as Chief Marketing Officer in June 1993, Mr. Giambra had been with Bankers Life Holding Corporation since 1969 where he had served as Vice President of Sales since 1988.

        William B. Van Vleet has been Executive Vice President of the Company since 1986 and a director of the Company since 1982. He was General Counsel of the Company from 1982 to 1988. In June 1991, he was again elected General Counsel and served until his retirement from that position in 1995. He now serves as the Company's General Counsel Emeritus. Mr. Van Vleet had served Pioneer Life Insurance Company, a subsidiary of the Company, from 1948 until 1995 as General Counsel and a director. Mr. Van Vleet also serves as a director of other subsidiaries of the Company.

        Anthony J. Pino was elected Executive Vice President of the Company in May 1993. He was Senior Vice President of the Company from March 1992 to May 1993 and was President of National Group Life Insurance Company, a subsidiary of the Company, from July 1991 to June 1992. Mr. Pino has served as President of National Health Services, a subsidiary of the Company, since 1992. Prior to joining the Company, Mr. Pino was Chief Operating Manager of American Postal Workers' Union Health Plan, a position which he held from October 1982.

        Philip J. Fiskow has been Senior Vice President since May 1993 and the Chief Investment Officer since joining the Company in 1991. He was Vice President of the Company from June 1991 until May 1993. He is also an officer of other subsidiaries of the Company. Mr. Fiskow was with Asset Allocation and Management Company as an Investment Advisory Portfolio Manager from January 1989 to June 1991. From May 1987 to December 1988 he was an Investment Advisor with Van Kampen Merritt and a Portfolio Manager with Aon Corporation from May 1981 to May 1987.

        David I. Vickers has been with the Company since June 1992 and has been a Vice President of the Company since December 1992, Treasurer since May 1993 and Chief Financial Officer since January 1994. He is also an officer and director of several subsidiaries of the Company. Prior to joining the Company, he was with the public accounting firm of Ernst & Young LLP since 1983 where he was a Senior Manager in the Insurance Division.

        Mark S. Fischer has been a Vice President of the Company since December 1994 and has been a Vice President of one of the Company's subsidiaries since May 1993. Prior to joining the Company, he had been a consultant to the Company and was with the public accounting firm of Ernst & Young LLP from May 1978 to October 1992 where he was a Senior Manager in the Insurance Division.

        Michael A. Cavataio has been a director of the Company since 1986 and Vice Chairman since December 1995. Mr. Cavataio is a real estate developer in Northern Illinois and Southern Wisconsin. His business experience also includes 25 years as an owner and manager of a regional clothing store chain. He has also been a member of the board of directors of Today's Bank East since 1987.

        Richard R. Haldeman has been a director of the Company since 1986 and was Secretary from 1988 to June 1990. Mr. Haldeman has been a partner of Haldeman & Associates, a law firm, since June 1990. He was a partner of Williams & McCarthy, P.C., a law firm, from 1975 to May 1990.

        R. Richard Bastian, III has been a director of the Company since December 1994. Mr. Bastian is a management consultant, specializing in strategic planning and organizational development. Mr. Bastian's career includes over 28 years in the financial services industry, most recently as President and Chief Executive Officer of Heritage Bank & Trust of Racine, Wisconsin. Prior to Heritage, he served as Chairman, President and Chief Executive Officer of Bank One, Rockford and its predecessor, First Community Bancorp, an $800 million multi bank holding company. He has also held management positions at banks in Tulsa and Philadelphia where his banking career began in 1966.

        Karl Heinz Klaeser has been a director of the Company since 1986. Mr. Klaeser has also been a director of LSW Holding Corporation and Insurance Investors Life Insurance Company and the Chairman of the Board of Life Insurance Company of the Southwest since 1989 and a director of Personal Assurance Company PLC (United Kingdom) since 1991.

        Michael K. Keefe has been a director of the Company since March 1994. Mr. Keefe has been Chief Executive Officer and Chairman of the Board of Keefe Real Estate, Inc., a family owned real estate brokerage operation since 1982. Mr. Keefe has also been Chairman of the Board of Southern Wisconsin Bankshares, Inc. since 1988.

        Robert F. Nauert has been a director of the Company since November 1991. Mr. Nauert is also a director and officer of various subsidiaries of the Company. Mr. Nauert is the brother of Peter W. Nauert.

        Carl A. Hulbert was elected director of the Company in March 1995. Mr. Hulbert is a management consultant, specializing in the insurance industry. Mr. Hulbert is a past Insurance Commissioner of the state of Utah. He has also been a director for numerous insurance companies during his 49 year business career.


   ITEM 2.  PROPERTIES

        The principal executive offices of the Company are located in Schaumburg, Illinois in a building purchased by the Company in January 1994. The Company, through a subsidiary, owns three buildings in Rockford, Illinois and, through another subsidiary, also owns a building in the Dallas, Texas metropolitan area which currently serves as the main administrative office for the Group Medical Division. The Company leases the offices of its other regional service centers. The executive and administrative offices of Manhattan National Life are located in Cincinnati, Ohio, in leased space.
   The headquarters of the Company's Medical Utilization Management Division are located in Louisville, Kentucky in leased space. The Company believes these facilities will adequately serve its needs for the foreseeable future and could accommodate expansion of the Company's business.


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

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        NONE



                                      PART II



   ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
   MATTERS

        The Common Stock is traded on the NYSE and the Chicago Stock Exchange under the symbol "PFS." The following table sets forth for the fiscal periods indicated the high and low last reported sale prices per share of the Common Stock, as reported by the NYSE and the dividends paid per share of the Common Stock.


                                                                                 High       Low      Dividend
     1994
             First Quarter   . . . . . . . . . . . . . . . . . . . . . . . .  $  14 3/4  $  11 1/8 $      .0375
             Second Quarter  . . . . . . . . . . . . . . . . . . . . . . . .     12         10            .0375
             Third Quarter   . . . . . . . . . . . . . . . . . . . . . . . .     10 1/2      8 3/4        .0375
             Fourth Quarter  . . . . . . . . . . . . . . . . . . . . . . . .     10          8 3/4        .0375

     1995
             First Quarter   . . . . . . . . . . . . . . . . . . . . . . . .     11 1/4      8 7/8         .045
             Second Quarter  . . . . . . . . . . . . . . . . . . . . . . . .     15 1/2     10 3/4         .045
             Third Quarter   . . . . . . . . . . . . . . . . . . . . . . . .     15 3/8     13 1/8         .045
             Fourth Quarter  . . . . . . . . . . . . . . . . . . . . . . . .     18 1/2     13 7/8         .045


        As of January 29, 1996, there were approximately 635 holders of record of the Common Stock.

        On February 28, 1996 the Company's Board of Directors announced a quarterly common stock dividend of 5.5 cents per share with an expectation of a total of 22 cents per share to be paid for 1996.

        All cumulative dividends on the $2.125 Preferred Stock have been paid by the Company when due. The ability of the Company to pay dividends will depend primarily on the receipt of cash dividends and other cash payments from its subsidiaries. The Company's insurance subsidiaries are subject to state laws and regulations which limit their ability to pay dividends or make other payments to the Company. Certain of the Company's credit agreements also limit its ability to pay dividends. Furthermore, the Company's Certificate of Incorporation prohibits the Company from paying dividends on the Common Stock if the Company is not current in its dividend payments on the Preferred Stock. See "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Liquidity and Capital Resources."


   ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA
        The following selected consolidated financial data for the five years ended December 31, 1995, are derived from the consolidated financial statements of the Company. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein.


                                                                (In thousands except per share amounts)
                                                                            Year Ended December 31,

                                                1995               1994              1993               1992              1991

    Operating Data:

    Accident and health
      premiums                                $ 625,951             $ 659,180         $ 601,684          $ 559,894        $ 593,236
    Life and annuity premiums
      and policy charges                         61,092                44,929            39,282             35,219           33,321
    Net investment income                        70,975                42,786            40,242             43,555           47,974
    Other income and realized
      investment gains/losses                    42,066                27,260            17,920             17,305           34,207
        Total revenues                          800,084               774,155           699,128            655,973          708,738

    Accident and health benefits                398,971               407,249           397,963            368,046          376,820
    Life and annuity benefits                    76,846                42,947            39,419             47,622           46,128
        Total benefits                          475,817               450,196           437,382            415,668          422,948
        Total benefits and
          expenses                              768,362               748,133           680,364            681,409          695,418

    Income (loss) before
      income taxes                               31,722                26,022           18,764             (25,436)          13,320

    Net income (loss)                            20,968                17,149           12,145             (16,959)          8,872

    Preferred stock dividends                     1,805                1,904             2,021               2,039           2,039

    Income (loss) applicable to
      common stockholders                      $ 19,163             $ 15,245          $ 10,124           $(18,998)        $  6,833

    Net income (loss) per
      common share
        Primary                                  $ 2.44               $ 2.36            $ 1.51            $(2.85)           $ 1.02
        Fully Diluted                              1.85                 1.58              1.26             (2.85)             1.02

    Dividends declared per
      common share                                  .18                  .15                 -                  -                -

    Average common and common
      equivalent share
      outstanding
        Primary                                   7,839               6,459             6,724              6,660             6,699
        Fully Diluted                            12,608              12,734            10,731              8,195             8,234



                                                                (In thousands except per share amounts)
                                                                            December 31,

                                                1995               1994              1993               1992              1991

    Balance Sheet Data:

    Total investments                $1,042,592         $723,837         $674,206         $568,349        $528,725
    Deferred policy
      acquisition costs                 219,874          225,618          260,432          269,674         313,453
    Total assets                      1,558,921        1,075,700        1,108,271          978,689         969,190
    Policy liabilities                1,214,465          868,608          903,105          805,696         776,571
    Short-term notes
      payable                            13,534           20,093            5,575           12,931           6,371
    Long-term notes
      payable                            21,504            2,520            1,125           25,170          21,600
    Subordinated Debentures               9,695           57,427           57,477               -               -
    Redeemable Preferred
      Stock                              21,222           21,682           23,675           23,990          23,990
    Stockholders' equity                144,574           68,328           68,872           62,732          75,470
    Stockholders' equity per
      common share                      $ 14.35          $ 11.55          $ 10.86          $  9.21         $ 11.39



   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   RESULTS OF OPERATIONS

   Fiscal Year 1995 Compared to Fiscal Year 1994

        Overview

        The information set forth below is based on the Company's major product lines.

                                       1995    1994
   Revenues                           (IN THOUSANDS)

   Group Medical (1) . . . . . . . . $430,885  $457,633
   Senior Health and Life (2)  . . .  236,556   235,031
   Life Insurance  . . . . . . . . .  115,545    71,075
   Medical Utilization Management  .
                                       17,098    10,416
        TOTAL  . . . . . . . . . . . $800,084  $774,155

   Pre-tax operating Income (loss)
   (3)

   Group Medical (1) . . . . . . . . $ 20,344  $ 12,065
   Senior Health and Life(2) . . . .   11,604    12,469
   Life Insurance  . . . . . . . . .    7,669     8,695
   Medical Utilization Management  .      739     2,026
   Total pre-tax operating income
   before corporate expense
     and interest  . . . . . . . . .   40,356    32,255
   Corporate expense and interest  .  (7,467)    (8,851)
        TOTAL  . . . . . . . . . . . $32,889    $26,404

   (1)  Excludes revenues from life insurance products marketed by the Group
        Medical Division but issued by the Life Insurance Division. For purposes of the discussion set forth herein, the Company has included the revenue and pre-tax income generated from the sale of a policy in the results of operation of the division which issued the policy.

   (2)  Excludes revenues from life insurance products marketed by the Senior
        Health and Life Division but issued by the Life Insurance Division. For purposes of the discussion set forth herein, the Company has included the revenue and pre-tax income generated from the sale of a policy in the results of operation of the division which issued the policy.

   (3) Represents the Company's income before taxes excluding the effects of realized investment gains and losses. The 1995 amount also excludes approximately $5.2 million in payments to converting bondholders and other expenses relating to the conversion of the 8% Debentures.


   Group Medical Division

        Revenue. Total revenue in the Group Medical Division decreased $26.7 million, or 6%, from $457.6 million to $430.9 million. The decrease was primarily due to a reduction of premium revenue on the Company's major medical products of $26.9 million, or 6%, from $431.8 million to $404.9 million. A major portion of the decrease in major medical premium revenue was due to the Company's decision to market unaffiliated companies' HMO products in states such as California, where competitive pressures and state reforms made it difficult to underwrite the Company's indemnity products on a profitable basis. In connection with the Company's decision to cease selling new products in these states, the Company's career agency force submitted $31.8 million of annualized HMO premiums to unaffiliated companies during 1995. While these premiums are not received by the Company, the Company receives marketing commission overrides from the unaffiliated companies for this production. The remaining decrease in major medical premium revenue was due to lower average premiums on new issues due to the increased use of managed care products.

        Net investment income decreased $2.7 million, or 25%, from $10.4 million to $7.7 million, due to a reduction in invested assets caused by the decrease in major medical in-force business and the general decline in interest rates. Total realized investment losses decreased $0.6 million or 48% from $1.2 million to $0.6 million.

        Other income increased $1.9 million, or 12%, from $16.6 million to $18.5 million, due to marketing commission overrides received from the sale of HMO products of unaffiliated companies.

        Benefits. The following table sets forth the earned premium, benefits, and loss ratios for products issued by the Group Medical Division:
                          (DOLLARS IN
                          THOUSANDS)
                        1995      1994
   Earned premium (1)  $414,160  $443,599
   Benefits (1)  . .    261,336   279,419
   Loss ratio  . . .      63.1%     63.0%

   (1) In the Company's statement of consolidated operations, earned premiums represent premiums written, adjusted for reinsurance; the changes in unearned premiums are reflected in accident and health benefits.

        The Company has historically held reserve margins in its accident and health claims reserve to provide for potential adverse deviation. The Company reduced reserve margins in the major medical claims reserves in 1994 by approximately $10.4 million. Excluding the reduction in claim reserve margins, the 1994 major medical loss ratio was 65.3%. Improvement in the loss ratio in 1995 was due to continued increases in PPO penetration and higher claim costs in 1994.

        Insurance and General Expenses. Insurance and general expenses increased $2.6 million, or 2%, from $116.9 million to $119.5 million. The expense ratio increased in 1995 due to system development costs, consolidation of claim operations, and the 6% drop in premium.

        The amortization of DAC decreased $24.3 million, or 39%, from $62.3 million to $38.0 million. The decrease was due to a $16.7 million write-off of DAC in 1994, the lower 1995 new business levels, and the decline in first-year commission rates.

   Senior Health and Life Division

        Revenue. Total revenue in the Senior Health and Life Division remained relatively constant. Senior health premium decreased $6.3 million, or 3%, from $227.3 million to $221.0 million. While the total new Medicare supplement business and new long-term care business increased, these increases were offset by a decrease in the total senior health premium due to lapses from the current in-force block of business and the fact that a greater percentage of the in-force block of business consisted of standardized Medicare supplement products on which the average premium per policy was lower due to benefit and agent compensation changes.

        Net investment income increased $3.2 million, or 58%, from $5.6 million to $8.8 million, primarily due to a 10-basis point improvement in yields and increased invested assets. The total realized gains increased $4.2 million from $0.9 million to $5.1 million.

        Benefits. The following table sets forth the earned premium, benefits, and loss ratios for senior health products:

                          (DOLLARS IN
                           THOUSANDS)
                        1995      1994
   Earned premium (1)  $217,302  $225,604
   Benefits (1)  . .    143,226   137,853
   Loss ratio  . . .      65.9%     61.1%

   (1) In the Company's statement of consolidated operations, earned premiums represent premiums written, adjusted for reinsurance; the changes in unearned premiums are reflected in accident and health benefits.

        The loss ratio on the Senior Health and Life Division's major products, Medicare supplement policies, was higher during the first two quarters of 1995 due to increased utilization on the standardized Medicare supplement products. The Medicare supplement loss ratio decreased to 61.5% in the fourth quarter of 1995.

        Insurance and General Expenses. The expense ratio remained relatively unchanged. The decline in administrative expense levels was offset by an increase in marketing expenses associated with new marketing initiatives. See "Business -- Products and Services."

        The amortization of DAC decreased $8.2 million, or 28%, from $29.8 million to $21.6 million. The decreased level of amortization was due to a decline in the level of first-year costs deferred due to lower agent compensation levels and improved persistency on the in-force Medicare supplement business.

   Life Insurance Division

        Revenue. Total revenue in the Life Insurance Division increased $44.4 million, or 63%, from $71.1 million to $115.5 million. The increase was due primarily to the acquisition of CNL in the first quarter of 1995 which added $5.8 million in premium and $23.2 million in investment income. The remaining increase was due to increased sales of the senior life insurance product marketed in conjunction with Medicare supplement and long-term care policies.

        Net investment income increased $27.5 million, or 103%, from $26.9 million to $54.4 million. This increase was primarily due to the acquisition of CNL.

        Benefits. Total life and annuity policy benefits increased $33.9 million, or 79%, from $42.9 million to $76.8 million. Approximately $24.4 million of this increase was due to the acquisition of CNL and the remaining amount was due to increased senior life insurance in-force. The senior life mortality experience exceeded that which was developed in pricing and the Company has initiated rate increases and modification to underwriting procedures to improve profitability. The mortality experience on the remaining block of business was less than projected.

        Insurance and General Expenses. Insurance and general expenses increased $10.4 million, or 90%, from $11.6 million to $22 million. The increase in general expenses and commissions was primarily due to the increase in the in-force block of business, legal fees associated with reinsurance litigation which was settled in 1995, and the acquisition of CNL. The unit cost of administration per policy in-force remained relatively constant in 1995.

        The amortization of DAC remained relatively unchanged, with the increase in senior life amortization offsetting a decrease in the amortization on the traditional term life block of business.


   Medical Utilization Management Division

        Total revenue increased $6.7 million, or 64%, from $10.4 million to $17.1 million. The increase in revenues was primarily due to expanded sales and the acquisition of ACMG, Inc. in the third quarter of 1995.

        Pre-tax income decreased $1.3 million, or 65%, from $2.0 to $0.7 million. The decrease in profitability was due to expenses related to the development of preferred provider organizations and health maintenance organizations in selected states. The division expects continued pressure on earnings during 1996 as it continues development of these managed care programs. The Company has targeted its managed care development efforts in geographic locations where it already has strong concentrations of policyholders and sales agents.

   Corporate Expenses

        Corporate expenses decreased $1.4 million, or 16%, from $8.9 million to $7.5 million (excluding the $5.2 million paid to holders of the Company's 8% Debentures and other expenses in connection with the conversion of the 8% Debentures, in the third quarter of 1995). Interest expense decreased $0.3 million, or 5%, from $4.9 million to $4.6 million, primarily due to the utilization of a portion of the Company's Credit Facility beginning in the fourth quarter of 1994 and continuing through the second quarter of 1995, offset by a decrease in interest expense due to the conversion of the Company's 8% Debentures. The general corporate overhead was down approximately $1.1 million due to improved operating efficiencies.


   Consolidated Financial Condition and Results of Operations

   Fiscal Year 1995 Compared to Fiscal Year 1994

        Net income. The Company's consolidated net income increased $3.9 million, or 22%, from $17.1 million to $21.0 million. This increase was due primarily to improved profitability in the Group Medical Division as a result of improved loss ratios and a lower level of DAC amortization.


        Premiums and policy charges. Total premiums and policy charges decreased $17.1 million, or 2%, from $704.1 million to $687.0 million. This decrease was due to the decrease in accident and health premiums of $33.2 million, or 5%, which was due primarily to a decrease in premiums from major medical products of $26.9 million, or 6%. The decrease in premiums was primarily due to lower average premiums per policy sold, which resulted from the Company initiating sales of new managed care products. Total health insurance premiums attributable to Medicare supplement and long-term care products remained relatively constant. Life insurance premiums increased $16.2 million, or 36%, primarily due to the acquisition of CNL and new business sales.

        Net investment income. Net investment income increased $28.2 million, or 66%, from $42.8 million to $71.0 million and annualized investment yields increased from 6.3% to 7.0%. These increases were primarily due to the acquisition of CNL.

        Other revenue. Other income and realized investment gains and losses increased $14.8 million, or 54%, from $27.3 million to $42.1 million. The increase in other income was due to increased sales to unaffiliated clients by the Medical Utilization Management Division and the acquisition of ACMG, Inc. in July 1995. The remaining other income generated by the Company's non-insurance subsidiaries remained relatively unchanged.

        Benefits. Total benefits increased $25.6 million, or 6%, from $450.2 million to $475.8 million. Accident and health benefits, which include the change in unearned premiums, decreased $8.2 million, or 2%, from $407.2 million to $399.0 million. Life and annuity benefits increased $33.9 million, or 79%. This increase was due to the acquisition of CNL and increased senior life insurance in-force.

        Insurance and general expenses. Insurance and general expenses (which includes non-deferred commission compensation to agents) increased $25.6 million, or 13%, from $192.8 million to $218.4 million. Expenses for the Medical Utilization Management Division increased due to the increase in sales and the acquisition of ACMG. Expenses in the insurance divisions increased due to the development of new marketing and sales incentive programs, system development costs, and the acquisition of CNL. Corporate expenses increased $4.0 million due to $5.2 million in payments made to converting bondholders and other expenses relating to the August 1995 conversion of the Company's 8% Debentures.

        Amortization of DAC. Amortization of DAC decreased $30.9 million, or 31%, from $100.1 million to $69.2 million. The decrease was primarily due to an adjustment in 1994 to the DAC asset related to certain group and individual medical business, a lower level of group major medical new business and improved persistency on Medicare supplement business.

        Income tax rate. The effective federal income tax rate was 34% due to the increased investment in tax-exempt securities included in the Company's portfolio.

        Other. Investments, premiums and other receivables, amounts on deposit and due from reinsurers, accrued investment income and other assets increased principally due to the acquisition of CNL. The decrease in short-term notes payable and the increase in long-term notes payable resulted from the conversion of the Company's line of credit agreement at December 31, 1994 to a term loan during the first quarter of 1995. General expenses and other liabilities, and amounts due to reinsurers increased due primarily to the acquisition of CNL. The remaining balance sheet amounts remained relatively consistent with the amounts at December 31, 1994.

   Fiscal Year 1994 Compared to Fiscal Year 1993

        Net income. The Company's net income increased $5.0 million, or 41%, from $12.1 million to $17.1 million. The increase was due to profits from Continental Life & Accident Company ("CLAC"), improved health loss ratios in the Senior Health and Life Division, expense reductions and improved spreads in the Life Insurance Division, and increased revenue and margins in the Medical Utilization Management Division. Total revenues increased $75.0 million, or 11%. The increase in revenue was primarily due to the increase in premiums and policy charges of $63.1 million.

        Premiums and policy charges. Accident and health insurance premiums increased $57.5 million, or 10%. Premiums from major hospital plans increased $81.5 million, primarily due to the acquisition of CLAC completed in August 1993. Total premiums attributable to the remaining mix of Medicare supplement and long-term care products decreased $24.0 million, or 10%.

        Net investment income. Net investment income increased $2.5 million, or 6%. Annualized investment yields decreased from 6.8% to 6.3%. The decrease in the investment yield was principally due to the shortening of the Company's average duration and the increased emphasis on tax-exempt securities included in the Company's portfolio.

        Other revenue. Other income and realized investment gains and losses increased $9.3 million, or 52%. The increase in other income was due to the acquisitions of HRC and CLAC in August 1993. In addition, the Company realized increased sales to unaffiliated customers by the Medical Utilization Management Division and by its marketing subsidiaries. Realized investment losses decreased $0.9 million, or 69%, from $1.3 million to $0.4 million.
   The remaining other income generated by the Company's other non-insurance subsidiaries remained relatively unchanged.

        Benefits. Total benefits increased $12.8 million, or 3%. Life and annuity benefits increased $3.5 million, or 9%, due to higher mortality on a closed block of universal life and an increase in in-force business.
   Accident and health benefits, which include the change in unearned premiums, increased $9.3 million, or 2%. The increase was due primarily to the increased amount of collected premiums. The accident and health loss ratios decreased to 62% from 66%. The improved loss ratios were due primarily to a reduction in the group medical claim reserve margins.

        In 1994 and 1993, managed health care efforts resulted in estimated net pre-tax savings to the Company's Group Medical Division of $67.0 million and $41.0 million, respectively. These savings were primarily used to lower the amount of premium increases for policyholders, which the Company believes generally has the effect of decreasing lapse rates of these policies. The principal efforts and their approximate relative contributions to these estimated savings were as follows:
                                                1994   1993

   PPO networks  . . . . . . . . . . . . . .     40%    49%
   Precertification  . . . . . . . . . . . .     10      5
   Large case management . . . . . . . . . .     22     32
   Usual and customary, rebundling, and          28     14
   prompt pay discounts  . . . . . . . . . .

                                                100%   100%
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

        Insurance and general expenses. General expenses as a percent of premiums decreased due to the continued emphasis on cost reduction in the Senior Health and Life Division, the Group Medical Division and the Life Insurance Division. However, insurance and general expenses (which includes non-deferred commission compensation to agents) increased $30.0 million, or 18%. The increase was primarily caused by the increase in premium and policy charges and the acquisitions of HRC and CLAC.

        Interest expense. Interest expense increased due to the issuance of the 8% Debentures in July 1993 and the increase in other notes payable in 1994.

        Amortization of DAC. Amortization of DAC increased $23.2 million, or 30%. The increase was due primarily to a write-down in the DAC asset on certain group and individual medical business issued in recent years. Future losses were projected on these blocks of business due primarily to mandated state healthcare reforms. The Company continues to monitor the profitability of its business. Increased lapses or unprofitability on the business could result in an increase in the amortization rate of DAC, which would adversely impact future earnings.

        Income tax rate. The effective tax rate of the Company decreased to approximately 34% from 35%. The decrease was due to the increased investment in tax-exempt securities included in the Company's portfolio.

        Other. The Company acquired the building containing its corporate headquarters in Schaumburg, Illinois, in January 1994 resulting in the increase in investment real estate. Cash decreased due to increased investment in short-term investments. Reinsurance receivables decreased due to the timing of payments due from reinsurers. DAC decreased as a result of a write-down in the asset for certain medical business and the decrease in new business issued in 1994. General expenses and other liabilities decreased due to the timing of payments for federal income taxes and amounts due to reinsurers. Notes payable increased due to the utilization of the line of credit by the Company.

   DEFERRED POLICY ACQUISITION COSTS

        Under generally accepted accounting principles, a DAC asset is established to match properly the costs of writing new business against the expected future revenues or gross profits from the policies. The costs which are capitalized and amortized consist of first-year commissions in excess of renewal commissions and certain home office expenses related to selling, policy issue, and underwriting.

        The deferred acquisition costs for accident and health policies and traditional life policies are amortized over future premium revenues of the business to which the costs are related. The rate of amortization depends on the expected pattern of future premium revenues for the block of policies. The scheduled amortization for a block of policies is established when the policies are issued. However, the actual amortization of DAC will reflect the actual persistency and profitability of the business. For example, if actual policy terminations are higher than expected or if future losses are anticipated, DAC could be amortized more rapidly than originally scheduled or written-off, which would reduce earnings in the applicable period.

   EFFECT OF INFLATION

        In pricing its insurance products, the Company gives effect to anticipated levels of inflation; however, the Company believes that the high rate of medical cost inflation during recent years has had an adverse impact on its major hospital accident and health claims experience. The Company continues to implement rate increases, as permitted by state regulations, in response to this experience.

   LIQUIDITY AND CAPITAL RESOURCES

        The Company's consolidated liquidity requirements are created and met primarily by operations of its subsidiaries. The insurance subsidiaries' primary sources of cash are premiums, investment income, and investment sales and maturities. The insurance subsidiaries' primary uses of cash are operating costs, policy acquisition costs, payments to policyholders and investment purchases. In addition, liquidity requirements of the holding company are created by the dividend requirements of the $2.125 Preferred Stock, Common Stock dividends, interest payments on the 8% Debentures and other debt service requirements. These liquidity requirements of the holding company have historically been met through dividends from the non-insurance subsidiaries which receive payments primarily from fees charged for administrative and marketing services provided to the Company's insurance subsidiaries and other unaffiliated companies. Dividends from the insurance subsidiaries could be required in the future to meet such liquidity requirements.

        The ability of the insurance subsidiaries to pay dividends and make other payments to the Company is subject to state insurance department regulations which generally permit dividends and other payments to be paid for any twelve month period in amounts equal to the greater of (i) net gain from operations in the case of a life insurance company or net income in the case of all other insurance companies for the preceding calendar year or (ii) 10% of surplus as of the preceding December 31st. Any dividends in excess of these levels require the prior approval of the Director or Commissioner of the applicable state insurance department. The amount of dividends that the Company's insurance subsidiaries could pay in 1996 without prior approval is approximately $3.7 million.

        Notwithstanding the foregoing, if insurance regulators otherwise determine that payment of a dividend or any other payment to an affiliate would be detrimental to an insurance subsidiary's policyholders or creditors because of the financial condition of the insurance subsidiary or otherwise, the regulators may block dividends or other payments to affiliates that would otherwise be permitted without prior approval.

        The Company's insurance subsidiaries require capital to fund acquisition costs incurred in the initial year of policy issuance and to maintain adequate surplus levels for regulatory purposes. These capital requirements have been met principally from internally generated funds, including premiums and investment income, and capital contributions from the holding company.

        The Company has offered commission advances to certain of its agents and marketing organizations which consist primarily of annualization of first year commissions. This means that when the first year premium is paid in installments, the Company will advance a percentage of the commissions that the agent would otherwise receive over the course of the first policy year. The Company, through a subsidiary, has entered into agreements with an unaffiliated corporation to provide financing for a portion of its agent commission advance program through the sale of agent receivables. Proceeds from such sales for 1995 and 1994 were $20.9 million and $24.4 million, respectively. The termination date of the current program is December 31, 1997, subject to extension or termination as provided therein. The Company has retained approximately $13.8 million of agent advances at December 31, 1995.

        In July 1993 the Company issued $57.5 million of its 8% Debentures. Net proceeds from the offering totaled approximately $54.0 million. The 8% Debentures are convertible into the Company's Common Stock at any time prior to maturity, unless previously redeemed, at a conversion price of $11.75 per share. In August 1995, the Company accepted the conversion of $46.9 million of the outstanding 8% Debentures. The effect of the conversion was an increase in stockholders' equity of $45.3 million and a charge to income of $3.5 million, net of taxes, for payments to converting bondholders and other expenses relating to the conversion.

        In August 1993, a non-insurance subsidiary of the Company borrowed $1.5 million from a commercial bank to finance the acquisition of HRC. Interest on the unsecured note is payable quarterly at the lending bank's prime rate of interest. The note requires principal repayments of $0.08 million per quarter plus interest through July 31, 1998.

        In December 1994, a non-insurance subsidiary of the Company borrowed $0.4 million from a commercial bank to finance the purchase of certain equipment. The note, which is secured by the equipment purchased, bears interest at the lending bank's prime rate of interest and is payable quarterly, with principal payments of $0.02 million, through December 1, 1999.

        In January 1995, an insurance subsidiary of the Company issued a note in the amount of $1.7 million as a portion of the acquisition price of CNL. The principal balance of the note may be reduced by the amount of capital losses incurred by the Company on mortgage loan and real estate holdings of CNL. Interest is payable on the note at the average earnings rate of these investments, currently eight percent.

        Under the March 1995 Term Loan, the Company borrowed $15.0 million from a group of banks to repay amounts borrowed under the Company's Credit Facility in conjunction with the acquisition of CNL. Interest on the March 1995 Term Loan is payable quarterly, currently at five percent. The note, which is unsecured, requires principal payments of $0.5 million plus interest per quarter with a final payment on December 31, 1999.

        In June 1995, a non-insurance subsidiary of the Company borrowed $1.2 million from a commercial bank in order to fund HMO development. Interest on this secured facility is payable monthly at a fixed rate of 8.8%, with principal due at maturity. This facility matures in June, 1996.

        In June 1995 a non-insurance subsidiary of the Company entered into a $1.0 million line of credit arrangement with a commercial bank in order to finance the subsidiary's working capital needs. Interest on this secured facility is payable monthly at the lending bank's prime rate of interest. This facility matures in June 1996.

        Under the August 1995 Term Loan, the Company borrowed $11.1 million from a group of banks to repay amounts borrowed under the Company's Credit Facility to, among other things, fund payments to converting bondholders and other expenses relating to the conversion of the 8% Debentures. Interest on the August 1995 Term Loan is at the prime rate of the lending bank. The unsecured note requires principal repayments of $0.9 million plus interest per quarter through August 31, 1998.

        In September 1995, a non-insurance subsidiary of the Company borrowed $3.3 million from a finance company to finance the purchase of certain equipment. The note, which is secured by the equipment purchased, bears interest at a fixed rate of 7.81% and has principal and interest payments of $0.04 million payable monthly through August 2005.

        The Company's Credit Facility provides a line of credit arrangement for short-term borrowings with three banks amounting to $17.0 million through April 1996, of which $3.5 million was used at December 31, 1995. In January 1996, the amount available under the Credit Facility was increased to $27.0 million. The line of credit arrangement can be terminated, in accordance with the agreement, at the Company's option. The Company expects that the Credit Facility will be extended at its maturity.

        The Company's debt agreements include provisions requiring maintenance of minimum working capital and risk based capital and limiting the Company's ability to incur additional indebtedness. The Company's debt agreements also restrict the amount of retained earnings which is available for dividends and require the maintenance of certain minimum insurance company ratings at the Company's subsidiaries.

        In March, June, September and December 1995, the Company's Board of Directors announced a quarterly Common Stock dividend of $.045 per share, for a total of 18 centers per share in 1995.

        In February, 1996 the Board of Directors announced a quarterly stock dividend of $.055 per share to be paid in April, 1996.

        Management believes that the diversity of the Company's investment portfolio and the liquidity attributable to the large concentration of investments in highly liquid United States government agency securities provide sufficient liquidity to meet foreseeable cash requirements. See "Business-Investments." Because the Company's insurance subsidiaries experience strong positive cash flows, including monthly cash flows from mortgage-backed securities, the Company does not expect its insurance subsidiaries to be forced to sell the held to maturity investments prior to their maturities and realize material losses or gains. Although the Company has the ability and intent to hold those securities to maturity, there could occur infrequent and unusual conditions under which it would sell certain of these securities. Those conditions would include a significant deterioration of the issuer's creditworthiness, significant changes in tax law affecting the taxation of securities, a significant business acquisition or disposition, and changes in regulatory capital requirements or permissible investments.

        Life insurance and annuity liabilities are generally long-term in nature although subject to earlier surrender as a result of the policyholder's ability to withdraw funds or surrender the policy, subject to surrender and withdrawal penalties. The Company believes its policyholder liabilities should be backed by an investment portfolio that generates predictable investment returns. The Company seeks to limit exposure to risks associated with interest rate fluctuations by concentrating its invested assets principally in high quality, readily marketable debt securities of intermediate duration and by attempting to balance the duration of its invested assets with the estimated duration of benefit payments arising from contract liabilities. See "Business-Investments."

        The Company has entered into an agreement to purchase all of the outstanding stock of Universal Fidelity for a total purchase price of approximately $26.0 million. Closing on the acquisition is subject to the approval of Universal Fidelity's shareholders and to regulatory approval.
   The transaction is expected to close in the first quarter of 1996. Universal Fidelity's business is primarily senior health insurance, including Medicare supplement, long-term care and other supplemental insurance.


   RECENTLY ISSUED ACCOUNTING STANDARDS

        For a discussion of a new long-lived assets accounting standard, and a new stock-based employee compensation accounting standard and the impact of these standards on the financial statements of the Company, see Note 2 of Notes to Consolidated Financial Statements.


   ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Consolidated Financial Statements are included in Part IV, Item 14 of this report.


   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                   Not applicable.


                                     PART III


   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The section of the definitive proxy statement to be filed with the Securities and Exchange Commission and mailed to stockholders in connection with the Company's 1996 annual meeting of stockholders entitled "Election of Directors" is incorporated herein by this reference.

          For information on executive officers of the registrant, reference is made to the item entitled "Executive Officers of the Registrant" in Part I of this report.


   ITEM 11.  EXECUTIVE COMPENSATION

          The section of the definitive proxy statement to be filed with the Securities and Exchange Commission and mailed to stockholders in connection with the Company's 1996 annual meeting of stockholders entitled "Executive Compensation" is incorporated herein by this reference.


   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The section of the definitive proxy statement to be filed with the Securities and Exchange Commission and mailed to stockholders in connection with the Company's 1996 annual meeting of stockholders entitled "Principal Holders of Securities" is incorporated herein by this reference.


   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The section of the definitive proxy statement to be filed with the Securities and Exchange Commission and mailed to stockholders in connection with the Company's 1996 annual meeting of stockholders entitled "Certain Transactions" is incorporated herein by this reference.


                                      PART IV


   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
             FORM 8-K

   (a)    Documents filed as a part of this report:

          PIONEER FINANCIAL SERVICES, INC.

   1.     Financial Statements

          Report of Independent Auditors   . . . . . . . . . . .  F-1
          Consolidated Financial Statements  . . . . . . . . . .
          Statements of Consolidated Income. . . . . . . . . . .  F-2
          Consolidated Balance Sheets  . . . . . . . . . . . . .  F-3
          Statements of Consolidated Stockholders' Equity. . . .  F-5
          Statements of Consolidated Cash Flows  . . . . . . . .  F-7
          Notes to Consolidated Financial Statements . . . . . .  F-8


   2.     Financial Statement Schedules

            Schedule I - Consolidated Summary of Investments -
            Other Than Investments in Related Parties . . . . . . F-35

            Schedule II - Condensed Financial Information of
            Registrant - Condensed Balance Sheets     . . . . . . F-36

            Schedule II - Condensed Financial Information of
            Registrant - Condensed Statements of Income. . . . .  F-37

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

    3.   Exhibits

         See Exhibit Index below.


    (b)  Reports on Form 8-K

         The Company filed no reports on Form 8-K during the fourth quarter of 1995.


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

  *10 (f) Employment Agreement dated as of September 1,
         1995 by and between the Company and
         Peter W. Nauert (filed herewith)

   10 (g) Administrative Service Agreement dated
         December 23, 1991, by and between
         Administrative Service Corporation and
         Pioneer Life Insurance Company of Illinois
         (filed as Exhibit 10(v) to the Company's
         Annual Report on Form 10-K [No. 0-14977] and incorporated herein by reference)

   10 (h) Administrative Service Agreement dated
         December 23, 1991, by and between
         Administrative Service Corporation and
         National Group Life (filed as Exhibit 10(w) to the Company's Annual Report on Form 10-K
         [No. 0-14977] and incorporated herein
         by reference)

  *10 (i) Employment Agreement dated as of September 1,
         1995 by and between the Company and
         Thomas J. Brophy (filed herewith)

  *10 (j) Amendment to Employment Agreement dated as of
         September 1, 1995 by and between the Company and Charles R. Scheper (filed herewith)

  *10 (k) Employment Agreement dated as of January 1,
         1996 by and between the Company and
         Anthony J. Pino (filed herewith)

   10 (l) Stock Purchase Agreement dated November 21,
         1994 among the Company, United Life
         Holdings, Inc. and GRENEL Financial
         Corporation (filed as Exhibit 2(a) to the
         Company's Current Report on Form 8-K,
         dated January 31, 1995 and incorporated
         herein by reference)

   10 (m) Third Amended and Restated Receivables
         Purchase Agreement dated as of November 1,
         1995 by and between Design Benefit Plans,
         Inc. (formerly National Group Marketing
         Corporation) and National Funding
         Corporation (filed herewith)

   10 (n) Consent and Agreement dated as of October
         1, 1994 among Design Benefit Plans, Inc.,
         Pioneer Financial Services, Inc., American
         National Bank and Trust Company of Chicago, and National Funding Corporation (filed as exhibit 10(q) to the Company's Annual
         Report on Form 10-K [No. 1-10522] and
         incorporated herein by reference)

   10 (o) Pioneer Financial Services, Inc.
         Employee Stock Purchase Plan
         (filed herewith)

   10 (p) Pioneer Financial Services, Inc.
         Directors Compensation Deferral
         Plan (filed herewith)

   10 (q) Credit Agreement dated as of
         March 22, 1995 by and among the
         Company and American National Bank
         and Trust Company of Chicago, Firstar
         Bank Milwaukee, N.A. and Bank One,
         Rockford N.A. (filed as Exhibit 10(a)
         to the Company's Form 10-Q for the
         quarterly period ended March 31, 1995
         and incorporated herein by reference)

   10 (r) Amended and Restated Credit Agreement dated as of March 22, 1995, by and among American National Bank and Trust Company of Chicago as Agent and American National
         Bank and Trust Company of Chicago, Firstar
         Bank Milwaukee, N.A. and Bank One,
         Rockford, N.A. (filed as Exhibit 10(b)
         to the Company's Form 10-Q for the quarterly period ended March 31, 1995 and incorporated herein by reference)

   10 (s) Employment Agreement between the Company and
         Ernest T. Giambra (filed as Exhibit 10(r) to
         Amendment No. 4 to the Company's Registration
         Statement on Form S-2 (File No. 33-62760) and incorporated herein by reference)

   10 (t) Pioneer Financial Services, Inc. Executive
         Deferred Compensation Program (filed herewith)

   11     Statement of Computation of per share net income
         (filed herewith)

   21     List of subsidiaries (filed herewith)

   23     Consent of Ernst & Young LLP
          (filed herewith)

   27     Exhibit of financial data

   * Indicates management employment contracts or compensatory plans or arrangements.


                          Report of Independent Auditors

   Board of Directors
   Pioneer Financial Services, Inc.

   We have audited the accompanying consolidated balance sheets of Pioneer Financial Services, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related statements of consolidated income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pioneer Financial Services, Inc. and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

   As discussed in Note 3 to the consolidated financial statements, in 1994, the Company changed its method of accounting for investments in debt and equity securities.

                                                          /s/ Ernst & Young LLP

                                                             ERNST & YOUNG LLP
   Chicago, Illinois
   March 8, 1996

                 Pioneer Financial Services, Inc. and Subsidiaries
                         Statements of Consolidated Income
                     (In Thousands, Except Per Share Amounts)

                                     YEAR ENDED DECEMBER 31

                                  1995      1994      1993
   REVENUES
   Premiums and policy charges (Note 7):
    Accident and health       $ 625,951 $ 659,180 $ 601,684
    Life and annuity             61,092    44,929    39,282
                                687,043   704,109   640,966
   Net investment income (Note 5)70,975    42,786    40,242
   Other income and realized investment
    gains and losses (Note 5)    42,066    27,260    17,920
                                800,084   774,155   699,128
   BENEFITS AND EXPENSES
   Benefits:
    Accident and health         398,971   407,249   397,963
    Life and annuity             76,846    42,947    39,419
                                475,817   450,196   437,382
   Insurance and general
     expenses                   218,388   192,810   162,831
   Interest expense (Notes 10
     and 13)                      4,958     5,054     3,276
   Amortization of deferred
    policy acquisition
    costs (Note 11)              69,199   100,073    76,875
                                768,362   748,133   680,364
   Income before income taxes    31,722    26,022    18,764
   Income taxes (benefit) (Note 6):
    Current                       7,407     6,570    10,858
    Deferred                      3,347     2,303    (4,239)
                                 10,754     8,873     6,619
   Net income                    20,968    17,149    12,145

   Preferred stock dividends
    (Note 14)                     1,805    1,904      2,021
   Income applicable to common
    stockholders              $  19,163 $ 15,245  $  10,124

   Net income per common share:
    Primary                    $   2.44 $   2.36  $    1.51
    Fully diluted                  1.85      1.58      1.26

   Dividends declared per
     common share                   .18       .15        -

   Average common and common equivalent
    shares outstanding:
    Primary                       7,839     6,459     6,724
    Fully diluted                12,608    12,734    10,731

   See notes to consolidated financial statements.


                 Pioneer Financial Services, Inc. and Subsidiaries
                            Consolidated Balance Sheets
                (In Thousands, Except Share and Per Share Amounts)

                                             DECEMBER 31
                                             1995    1994
   ASSETS

   Investments (Notes 5 and 20):
    Securities available-for-sale:
      Fixed maturities, at fair value      $622,666 $218,748
      Equity securities, at fair value       15,570   15,440
    Fixed maturities held-to-maturity
     at amortized cost                      246,041  378,650
    Real estate - at cost, less accumulated
     depreciation                            18,250   16,959
    Mortgage loans   at unpaid balance        9,253    1,806
    Policy loans   at unpaid balance         79,122   23,082
    Short-term investments   at cost,
     which approximates fair value           51,690   69,152
   Total investments                      1,042,592  723,837



   Cash                                      20,274    8,612
   Premiums and other receivables, less allowance
    for doubtful accounts (Notes 8 and 19)   23,429   20,102
   Reinsurance receivables and amounts
     on deposit with reinsurers (Note 7)    184,719   41,426
   Accrued investment income                 13,307    8,873
   Deferred policy acquisition costs
     (Note 11)                              219,874  225,618
   Land, building, and equipment
    at cost, less
    accumulated depreciation (Note 19)       26,433   20,314
   Deferred federal income taxes (Note 6)       -      7,262
   Other                                     28,293   19,656
                                         $1,558,921 $1,075,700


   LIABILITIES, REDEEMABLE PREFERRED STOCK,
         AND STOCKHOLDERS' EQUITY
   Policy liabilities:
    Future policy benefits:
     Life                                 $591,093 $246,953
     Annuity                               216,431  210,132
     Accident and health                   153,603  163,477
    Unearned premiums                       71,150   76,266
    Policy and contract claims (Note 9)    166,111  155,373
    Other                                   16,077   16,407
                                         1,214,465  868,608
   General liabilities:
    General expenses and other liabilities  48,580   31,793
    Amounts due to reinsurers (Note 7)      82,954    5,249
    Deferred federal income tax (Note 6)     2,393       -
    Short-term notes payable (Notes 10,
      22 and 23)                            13,534   20,093
    Long-term notes payable (Notes 10,
      20, 22 and 23)                        21,504    2,520

   Convertible subordinated debentures
    (Notes 13 and 20)                        9,695   57,427
   Total liabilities                     1,393,125  985,690

   Commitments and contingencies (Notes 6 to 12 and 17)

   Redeemable Preferred Stock, no par value (Note 14):
    $2.125 cumulative convertible exchangeable preferred
     stock:
       Authorized: 5,000,000 shares
       Issued and outstanding:
           (1995 - 848,900 shares;
           1994 - 867,300 shares)            21,222   21,682

   Stockholders' equity (Notes 6 and 12 to 16):
    Common Stock, $1 par value:
     Authorized: 20,000,000 shares
     Issued, including shares in treasury
       (1995 -11,207,591; 1994 - 6,996,157) 11,208    6,996
    Additional paid-in capital              72,198   29,299
    Unrealized appreciation (depreciation)
       of available-for-sale securities
       (Notes 3 and 5)                       4,518   (7,193)
    Retained earnings                       66,870   48,960
    Treasury stock at cost (1995 -
       1,132,300 shares;
       1994 - 1,078,400 shares)           (10,220)  (9,734)
   Total stockholders' equity              144,574  68,328
                                        $1,558,921 $1,075,700

   See notes to consolidated financial statements.


                 Pioneer Financial Services, Inc. and Subsidiaries
                  Statements of Consolidated Stockholders' Equity
                (In Thousands, Except Share and Per Share Amounts)




                                                                 Unrealized                                       Total
                                                   Additional   Appreciation                                      Stock-
                                      Common         Paid-In   (Depreciation)    Retained        Treasury       holders
                                       Stock        Capital    of Securities     Earnings          Stock        Equity


    Balance at January 1, 1993         $6,820     $28,399       $ 3,044        $24,521       $      (52)         $62,732
    1993 transactions:
    Net income                             -            -             -          12,145                -          12,145
    Cash dividends - Preferred
     Stock ($2.125 per share)              -            -             -          (2,021)               -          (2,021)
    Stock options exercised
     (72,000 shares)                        72        379             -               -                -             451
    Appreciation of equity
     securities                            -            -            241              -                -             241
    Purchase of treasury stock
     (546,200 shares)                      -            -             -               -           (4,720)         (4,720)
    Issuance of shares pursuant
     to Agent Stock Purchase
     Plan (8,057 shares)                    8          36             -               -                -              44
    Balance at December 31, 1993        6,900      28,814          3,285          34,645          (4,772)         68,872



    1994 transactions:
    Net income                             -            -              -         17,149                -          17,149
    Cash dividends - Preferred
     Stock ($2.125 per share)              -            -              -         (1,904)               -          (1,904)
    Cash dividends - Common
     Stock ($.15 per share)                -            -              -           (930)              -             (930)
    Stock options exercised
     (85,500 shares)                        86        409              -              -                -             495
    Conversion of convertible
     subordinated debentures
     (4,255 shares)                        4           46              -              -                -              50
    Cummulative effect of change
     in accounting principle (Note 3)      -            -         3,605               -                -           3,605
    Depreciation of available-
     for-sale securities                   -            -       (14,083)              -                -         (14,083)
    Purchase of treasury stock
     (521,600 shares)                      -            -             -               -            (4,962)        (4,962)
    Issuance of shares pursuant to
     Agent Stock Purchase Plan
     (6,332 shares)                        6             30              -                 -             -             36

    Balance at December 31, 1994       $6,996     $29,299       $(7,193)         $48,960          $(9,734)       $68,328


    See notes to consolidated financial statements.



                            Pioneer Financial Services, Inc. and Subsidiaries
                   Statements of Consolidated Stockholders' Equity (Continued)
                          (In Thousands, Except Share and Per Share Amounts)


                                                                 Unrealized                                       Total
                                                   Additional   Appreciation                                      Stock-
                                      Common         Paid-In   (Depreciation)    Retained        Treasury       holders
                                       Stock        Capital    of Securities     Earnings          Stock        Equity


    Balance at December 31, 1994           6,996       29,299           (7,193)      48,960            (9,734)            68,328
    1995 transactions:
    Net income                                 -            -            -           20,968                 -              20,968
    Cash dividends - Preferred
     Stock ($2.125 per share)                  -            -            -           (1,805)                -             (1,805)
    Cash dividends - Common
     Stock ($.18 per share)                    -            -            -           (1,253)                -             (1,253)
    Stock options exercised
     (147,000 shares)                         147       1,373            -                -                 -               1,520
    Conversion of convertible
     subordinated debentures
     (4,062,418 shares)                     4,063      41,517            -                -                  -             45,580
    Appreciation of available-
     for-sale securities                      -             -       11,711                -                  -             11,711
    Purchase of treasury stock
     (53,900 shares)                          -             -            -                -              (486)               (486)
    Issuance of shares pursuant to
     Agent Stock Purchase Plan
     (2,016 shares)                           2             9            -                -                  -                11

    Balance at December 31, 1995         $11,208      $72,198        $4,518              $66,870          $(10,220)       $144,574


    See notes to consolidated financial statements.




                 Pioneer Financial Services, Inc. and Subsidiaries
                       Statements of Consolidated Cash Flows
                                  (In Thousands)

                                                 YEAR ENDED DECEMBER 31
                                                  1995      1994      1993
   OPERATING ACTIVITIES
   Net income                                   $    20,968 $  17,149 $  12,145
   Adjustments to reconcile net income to
   net cash provided by operating activities:
      Decrease (increase) in premiums receivable     (2,321)    4,981    (3,912)
      Increase (decrease) in policy liabilities     (30,922)  (34,498)   31,132
      Deferral of policy acquisition costs          (65,036)  (65,258)  (67,633)
      Amortization of deferred policy
        acquisition costs (Note 11)                  69,199   100,073    76,875
      Deferred income tax expense (benefit)           3,347     2,303    (4,239)
      Change in other assets and liabilities         17,154    21,392   (13,423)
      Depreciation, amortization, and accretion       7,541      (102)    9,795
      Realized losses (gains) (Note 5)               (3,993)      383     1,336
   Net cash provided by operating activities         15,937    46,423    42,076

   INVESTING ACTIVITIES
   Securities available-for-sale:
     Purchases - fixed maturities                  (247,746) (110,416) (120,228)
     Sales - fixed maturities                       189,882    99,865    51,780
     Maturities - fixed maturities                   19,099    44,116    18,836
     Purchases - equity securities                  (14,854)   (4,609)   (5,532)
     Sales - equity securities                       18,585     2,558    14,845
   Securities held-to-maturity:
     Purchases                                      (13,369)  (84,010) (256,579)
     Sales                                            4,710     9,427   126,072
     Maturities                                      28,865    21,472   102,538
   Purchase of investment real estate                (1,903)  (17,442)        -
   Net decrease (increase) in other investments      15,593   (21,499)   26,038
   Net purchases of property and equipment           (6,650)   (2,957)   (3,956)
   Purchase of subsidiaries (Note 4)                 (8,314)        -    (9,685)
   Net cash used by investing activities            (16,102)  (63,495)  (55,871)

   FINANCING ACTIVITIES
   Net proceeds from issuance of convertible
    subordinated debentures (Note 13)                     -         -    54,055
   Increase in notes payable                          14,219    21,225        -
   Repayment of notes payable                         (1,794)   (5,362) (31,401)
   Proceeds from sale of agent receivables
     (Note 8)                                         20,851    24,393   25,376
   Transfer of collections on previously sold agent
          receivables (Note 8)                       (18,978)  (28,743) (22,981)
   Dividends paid - preferred                         (1,805)   (1,904)  (2,021)
   Dividends paid - common                            (1,253)     (930)      -
   Stock options exercised                             1,520       495      451
   Purchase of treasury stock                           (486)   (4,963)  (4,720)
   Retirement of preferred stock                        (460)   (1,993)    (315)
   Other                                                  13        87       44
   Net cash provided by financing activities          11,827     2,305    18,488
   Increase (decrease) in cash                        11,662   (14,767)    4,693
   Cash at beginning of year                           8,612    23,379    18,686
   Cash at end of year                              $ 20,274 $   8,612  $ 23,379


   See notes to consolidated financial statements.


                 Pioneer Financial Services, Inc. and Subsidiaries

                    Notes to Consolidated Financial Statements


   1.  NATURE OF OPERATIONS

   Pioneer Financial Services, Inc. (PFS) through its subsidiaries markets and underwrites life insurance and annuities, health insurance, and provides medical utilization management services in selected niche markets throughout the United States. PFS bases its operations on four core businesses: Life Insurance, Senior Health, Group Medical, and Medical Utilization Management.

   Life insurance products include traditional life (term and whole life), universal life, and interest sensitive life insurance and annuities sold primarily to the middle income market. Senior health products include Medicare supplement, long-term care, home health care and specialty health for individuals age sixty-five and older. Group medical business consists of small group and individual hospital and medical policies marketed primarily to self-employed individuals and small business owners. Medical utilization management services provided to underwriters, self insured businesses, provider organizations, and others include pre-certification of in-patient and out-patient medical care, case management, and development and management of provider networks. Approximately 40% of PFS' premiums are written in six states.

   2.  ACCOUNTING POLICIES

   PRINCIPLES OF CONSOLIDATION

   The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) and include the accounts and operations, after intercompany eliminations, of PFS and its subsidiaries.

   USE OF ESTIMATES

   The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates, and such differences may be material to the financial statements.

   INVESTMENTS

   Investments in fixed maturities include bonds and mortgage-backed securities with contractual maturities greater than one year. Fixed maturities classified as "available for sale" are carried at fair value and fixed maturities classified as "held to maturity" are carried at amortized cost.

   Although PFS has the ability and intent to hold held-to-maturity securities to maturity, there could occur infrequent and unusual conditions under which it would sell certain of those securities. Those conditions would include unforeseen changes in asset quality, significant changes in tax law affecting the taxation of securities, a significant business acquisition or disposition, and changes in regulatory capital requirements or permissable investments.

   Changes in fair values of available-for-sale securities, after adjustments including deferred policy acquisition costs ("DAC"), if any, and deferred income taxes, are reported as unrealized appreciation or depreciation directly in stockholders' equity and, accordingly, have no effect on net income. DAC offsets to the unrealized appreciation or depreciation represent valuation adjustments or reinstatements of DAC that would have been required as a charge or credit to operations had such unrealized amounts been realized.

   The amortized cost of fixed maturity investments is adjusted for amortization of premiums and accretion of discounts. That amortization or accretion is included in net investment income.

   For the mortgage-backed portion of the fixed maturity securities portfolio, PFS recognizes income using a constant effective yield based on anticipated prepayments and the estimated economic life of the securities. When actual prepayments differ significantly from anticipated prepayments, the effective yield is recalculated to reflect actual payments to date and anticipated future payments. The net investment in the security is adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the security. That adjustment is included in net investment income.
   On December 1, 1995, as a result of recently issued guidance from the Financial Accounting Standards Board ("FASB"), PFS transferred held-to-maturity fixed maturities with an amortized cost of $222,482,000 to available-for-sale, and also transferred $110,152,000 of available-for-sale fixed maturities to held-to-maturity. These transfers resulted in a $8,290,000 decrease to unrealized appreciation of securities.

   For equity securities, changes in unrealized appreciation or temporary depreciation, after deferred income tax effects, are reported directly in stockholders' equity.

   Realized gains and losses on the sale of investments, and declines in value considered to be other-than-temporary, are recognized in operations on the specific identification basis.

   Short term investments have maturities of three months or less and are carried at cost which approximates fair value.

   REVENUES

   Revenues for interest-sensitive life insurance and annuities consist of charges assessed against policy account values. For accident and health and other life insurance, premiums are recognized as revenue when due. Accident and health group association dues and fees, included in other revenues, are recognized as revenue when received.

   FUTURE POLICY BENEFITS

   The liabilities for future policy benefits related to the annuity and interest-sensitive life insurance policies are calculated based on accumulated fund values. As of December 31, 1995, interest credited during the contract accumulation period ranged from 2.5% to 11.25%. Investment spreads and mortality gains are recognized as profits when realized, based on the difference between actual experience and amounts credited or charged to policies.

   The liabilities for future policy benefits on other life insurance and accident and health insurance policies have been computed by a net level method based on estimated future investment yield, mortality or morbidity, and withdrawals, including provisions for adverse deviation. Interest rate assumptions range from 2.5% to 9.25% depending on the year of issue. The provisions for future policy benefits and the deferral and amortization of policy acquisition costs are intended to result in benefits and expenses being associated with premiums proportionately over the policy periods.

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

   The unamortized cost of purchased insurance in force is included in DAC ($26,681,000 and $21,291,000 at December 31, 1995 and 1994, respectively).
   Amortization of these amounts is in relation to the present value of estimated gross profits over the estimated remaining life of the related insurance in force.

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

   FEDERAL INCOME TAXES

   Federal income tax provisions are based on income or loss reported for financial statement purposes and tax laws and rates in effect for the years presented. Deferred income taxes have been provided for the effects of temporary differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates. A valuation allowance for deferred tax assets is provided where it is more likely than not that a portion of the asset will not be realized.

   DEPRECIATION

   Building, equipment and investment real estate are recorded at cost and are depreciated using principally the straight-line method.

   NET INCOME PER COMMON SHARE

   Primary net income per share of Common Stock is determined by dividing net income less dividends on Preferred Stock, by the weighted-average number of Common Stock and Common Stock equivalents (dilutive stock options) outstanding. Where the effect of Common Stock equivalents on net income per share would be antidilutive, they are excluded from the average shares outstanding. Fully diluted net income per share is computed as if the Preferred Stock and Convertible Subordinated Debentures had been converted to Common Stock.

   COST IN EXCESS OF NET ASSETS OF COMPANIES ACQUIRED

   The cost in excess of net assets of companies acquired (goodwill) ($5,017,000
   and     $5,317,000 at December 31, 1995 and 1994, respectively) is included in other assets and is being amortized principally on a straight-line basis over periods from five to forty years. Goodwill is periodically evaluated for impairment based principally on projected undiscounted net cash flows of the acquired companies.

   TREASURY STOCK

   The board of directors has authorized PFS to buy back shares of its own common and preferred stock on the open market from time to time. During 1995, 1994 and 1993 PFS repurchased 53,900, 521,600 and 546,200 shares, respectively, of their common stock. During 1995, 1994 and 1993, PFS repurchased 18,400, 78,900 and 13,400 shares of their preferred stock. Treasury stock is accounted for using the cost method.

   CASH FLOW INFORMATION

   Cash includes cash on hand and demand deposits.

   IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

   In March 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. PFS will adopt Statement 121 in the first quarter of 1996 and, based on current circumstances, does not believe the effect of adoption of the new standard will be material.

   In October 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation," which the Company must adopt in 1996. This statement establishes accounting and reporting standards for stock-based employee compensation plans. The statement defines a fair value method of accounting which would result in an income statement charge, or to continue using the current accounting method for such compensation plans. If PFS elects to continue using the current treatment, the pro-forma results of the new provisions must be disclosed in the financial statements. PFS is in the process of reviewing this statement.

   RECLASSIFICATIONS

   Certain amounts in the 1993 and 1994 financial statements have been reclassified to conform to the 1995 presentation.

   3.  CHANGES IN ACCOUNTING PRINCIPLES

   In 1995 PFS adopted FASB Statements 114 and 118 which relate to accounting by creditors for impairment of mortgage loans. Implementation of these statements did not have an effect on PFS' financial statements.

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

   4.  BUSINESS COMBINATIONS

   On January 31, 1995, Pioneer acquired for cash of $24,000,000 (purchase price $23,700,000 and $300,000 of additional costs), the outstanding common shares of Connecticut National Life Insurance Company (CNL).

   The acquisition was accounted for by the purchase method and, accordingly, the purchase price was allocated to assets and liabilities acquired based on estimates of their fair values.


   (IN THOUSANDS)
   Assets Acquired
        Cash                                    $ 16,371
        Investments                              274,263
        Value of insurance in force                1,570
        Receivables and amounts on deposit
          with reinsurers                         87,213
        Other assets                               6,904

   Liabilities Assumed
        Policy liabilities                      (354,307)
        Other liabilities                         (8,014)

   Total purchase price                         $ 24,000

   The value of insurance inforce will be amortized over the estimated remaining life of the insurance inforce.

   The following unaudited pro-forma consolidated results of operations have been prepared as if the acquisition had been made as of January 1, 1994:

                                                     YEAR ENDED
                                                DECEMBER 31, 1994
                                            (IN THOUSANDS, EXCEPT PER
                                                  SHARE AMOUNTS)

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

   In July 1995, PFS purchased ACMG, Inc., a managed care company, principally for cash of $1,584,000. The total assets acquired at the purchase date were approximately $2,600,000.

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

   Revenues included in PFS' 1993 consolidated statement of income relating to these acquired entities were $25,671,000. The operations of the entities did not have a material effect on PFS' 1993 net income.

   5.  INVESTMENTS

   Realized investment gains (losses), including provisions for other-than-temporary impairments on investments held, and the change in unrealized appreciation (depreciation) on fixed maturities, equity securities, and other investments during the years shown are summarized as follows:


                            FIXED     EQUITY
                         MATURITIES SECURITIES  OTHER    TOTAL
                                (IN THOUSANDS)
     1995
     REALIZED            $  (301)   $  4,605    $ (311)  $ 3,993
     UNREALIZED           86,406        (719)        -    85,687
                         $86,105    $   3,886   $ (311)  $ 89,680

     1994
     Realized            $  (94)    $     211   $ (500)  $  (383)
     Unrealized         (58,705)       (2,098)       -   (60,803)
                     $  (58,799)    $  (1,887)  $ (500) $(61,186)

     1993
     Realized        $   (1,638)    $     293   $   9   $ (1,336)
     Unrealized           3,864           442       -      4,306
                    $     2,226     $     735   $    9  $  2,970


   The cost of equity securities was $13,332,571 at December 31, 1995, and $12,484,000 at December 31, 1994. At December 31, 1995, gross unrealized appreciation on equity securities was $2,781,000 and gross unrealized depreciation was $544,000. At December 31, 1994, gross unrealized appreciation on equity securities was $3,514,000 and gross unrealized depreciation was $558,000.

   In 1995, sales of two held-to-maturity securities with an amortized cost of $5,490,000 resulted due to a significant deterioration in creditworthiness. Sales of these securities resulted in a realized loss of $780,000. Sales of two held-to-maturity securities in 1994 with an amortized cost of $9,803,000 resulted after discussions with an insurance rating agency regarding specific investments of PFS' insurance subsidiaries and evidence of a significant deterioration in credit worthiness. Sales of these securities, all of which were owned at January 1, 1994, resulted in a realized loss of $376,000.

   A comparison of amortized cost to fair value of fixed maturity investments by category is as follows:



                                                                   GROSS          GROSS
                                                   AMORTIZED     UNREALIZED     UNREALIZED      FAIR
                                                     COST          GAINS          LOSSES        VALUE
                                                                      (IN THOUSANDS)

    At December 31, 1995:
    HELD TO MATURITY
    U.S. Treasury                                    $26,897       $   319     $     (44)     $ 27,172
    States and political subdivisions                  4,669           227             -         4,896
    Corporate securities                              51,608         1,797           (19)       53,386
    Mortgage-backed securities                       162,867         4,599          (192)      167,274
                                                    $246,041        $6,942      $   (255)     $252,728
    AVAILABLE FOR SALE
    U.S. Treasury                                   $ 31,781      $  2,303     $       -      $ 34,084
    States and political subdivisions                 26,260           716             -        26,976
    Foreign governments                                3,072             -           (54)        3,018
    Corporate securities                             294,950        19,523          (972)      313,501
    Mortgage-backed securities                       241,015         7,824        (3,752)      245,087
                                                    $597,078       $30,366      $ (4,778)     $622,666
    At December 31, 1994:
    HELD TO MATURITY
    U.S. Treasury                                    $  8,891      $     25     $   (840)      $  8,076
    States and political subdivisions                   8,888             -         (810)         8,078
    Foreign governments                                 2,992             -         (197)         2,795
    Corporate securities                              147,419            90      (13,158)       134,351
    Mortgage-backed securities                        210,460           558      (25,778)       185,240
                                                     $378,650       $   673     $(40,783)      $338,540
    AVAILABLE FOR SALE
    U.S. Treasury                                    $ 23,207      $      2     $ (1,357)      $ 21,852
    State and political subdivisions                   26,579             -         (760)        25,819
    Foreign governments                                 4,024             -         (559)         3,465
    Corporate securities                               95,939             -       (6,538)        89,401
    Mortgage-backed securities                         83,020            37       (4,846)        78,211
                                                     $232,769      $     39     $(14,060)      $218,748


   The carrying amount of PFS' available for sale fixed maturity investments can increase or decrease significantly in the near term as a result of changes in market interest rates.


   Unrealized appreciation on available-for-sale securities at December 31, 1995 of $4,518,000 included gross appreciation of $27,150,000 less unrealized appreciation of $17,397,000 on investments in escrow trust accounts pursuant to agreements with certain reinsurers (See Note 7) and net of deferred taxes and DAC adjustments of $5,235,000. At December 31, 1994, unrealized depreciation of available-for-sale securities consisted of gross depreciation of $11,066,000 net of deferred tax assets of $3,873,000.

   The amortized cost and fair value of fixed maturities at December 31, 1995, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

                                        AMORTIZED  FAIR
                                           COST    VALUE
        HELD TO MATURITY:                 (IN THOUSANDS)
        Due in 1996                  $   6,691 $  6,784
        Due 1997-2001                   73,794   75,903
        Due 2002-2006                    2,225    2,217
        Due after 2006                     464      550
        Mortgage-backed securities     162,867  167,274
                                      $246,041 $252,728
        AVAILABLE FOR SALE:
        Due in 1996                  $   7,639 $  7,732
        Due 1997-2001                  114,199  119,818
        Due 2002-2006                  152,423  159,179
        Due after 2006                  81,802   90,850
        Mortgage-backed securities     241,015  245,087
                                      $597,078 $622,666

   Proceeds from sales of investments (principally fixed maturities) during 1995, 1994, and 1993 were $213,177,000, $111,850,000 and $192,697,000, respectively.  Gross gains of $1,537,000, $1,448,000 and $10,834,000 and gross losses of $1,838,000, $1,542,000 and $12,472,000 were realized on fixed maturity sales in 1995, 1994, and 1993, respectively. Gross gains of $4,762,000, $217,000 and $315,000 and gross losses of $157,000, $6,000 and
   $22,000 were realized on sales of equity securities in 1995, 1994, and 1993, respectively.

   Major categories of net investment income are summarized as follows:

                                  1995     1994    1993
                                      (IN THOUSANDS)
   Fixed maturities            $61,076 $40,172 $34,529
   Short-term investments        3,623   1,549   2,691
   Other                         9,550   4,189   4,069
   Total investment income      74,249  45,910  41,289
   Investment expenses          (3,274) (3,124) (1,047)
   Net investment income       $70,975 $42,786 $40,242

   At December 31, 1995, securities with a carrying value of $104,294,000 were on deposit with various government authorities to meet regulatory requirements and securities with a carrying value of $201,898,000 are held in escrow trust accounts pursuant to reinsurance agreements. (See Note 7.)

   At December 31, 1995, the amortized cost of fixed maturity investments in any one entity, other than the U.S. government or a U.S. government agency or authority, which exceeded 10% of PFS' consolidated stockholders' equity were as follows:

         GE Capital Mortgage Services, Inc.  $29,072,000
         Prudential Home                      14,763,000

   Investment real estate (net of accumulated depreciation of $1,095,000 in 1995 and $483,000 in 1994) consists principally of land and a building used, in part, as PFS' corporate headquarters.
   At December 31, 1995, PFS held unrated or less-than-investment-grade securities with a carrying value of $13,519,000. Those holdings amounted to less than 1.3% of PFS' total investments at December 31, 1995.

   At December 31, 1995, fixed maturities with a carrying value of $10,472,000 had been non-income producing for the preceding 12-month period.

   6.  FEDERAL INCOME TAXES

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of PFS' deferred tax liabilities and assets are as follows:


                                                                  DECEMBER 31
                                                                1995         1994
                                                                (IN THOUSANDS)
         DEFERRED TAX LIABILITIES
         Deferred policy acquisition costs                     $66,458       $72,306
         Net unrealized appreciation on
           available-for-sale securities                         2,625             -
         Other                                                   9,075         1,537
         Total deferred tax liabilities                         78,158        73,843

         DEFERRED TAX ASSETS
         Policy liabilities                                     70,550        69,101
         Financial reinsurance                                      -          3,788
         Loss carryforwards                                      9,940         2,000
         Net unrealized depreciation on
           available-for-sale securities                             -         3,873
         Other                                                  11,775         6,213
         Total deferred tax assets                              92,265        84,975
         Valuation allowance for
           deferred tax assets                                 (16,500)       (3,870)

         Deferred tax assets net of
           valuation allowance                                  75,765        81,105

         Net deferred tax (liability) asset                 $   (2,393)     $  7,262



   The nature of PFS' deferred tax assets and liabilities are such that the reversal pattern for these temporary differences should generally result in realization of PFS' deferred tax assets. PFS establishes a valuation allowance for any portion of the deferred tax asset that management believes may not be realized. In 1995 the valuation allowance increased $12,630,000 principally due to the acquisition of Connecticut National Life Insurance Company (See Note 4). There was no change in the valuation allowance in 1994 and in 1993 the valuation allowance increased $1,221,000.

   PFS' effective federal income tax rate varied from the statutory federal income tax rate as follows:

                                                  1995                 1994                  1993
                                             AMOUNT   %         AMOUNT     %           AMOUNT      %
                                                              (DOLLARS IN THOUSANDS)

    Statutory federal income tax rate
      applied to income
      before income taxes                $11,103     35.0%     $ 9,108     35.0%      $ 6,567     35.0%
    Nontaxable investment income            (473)    (1.5)        (384)    (1.5)         (112)      (.6)
    Nondeductible goodwill
      amortization                            60       .2          109       .4           319      1.7
    Other                                     64       .2           40       .2          (155)     (.8)
    Income taxes and
      effective rate                     $10,754     33.9%     $ 8,873     34.1%      $ 6,619     35.3%


   Taxes paid amounted to $8,257,000, $9,731,000, and $5,735,000 for 1995, 1994,
   and 1993, respectively.

   Under pre-1984 life insurance company income tax laws, a portion of a life insurance company's "gain from operations" was not subjected to current income taxation but was accumulated, for tax purposes, in a memorandum account designated as the "policyholders' surplus account." The balance in this account at December 31, 1995 for PFS' life insurance subsidiaries was $10,000,000. Should the policyholders' surplus accounts of PFS' life insurance subsidiaries exceed their respective maximums, or should distributions in excess of their tax-basis shareholders' surplus account be made by the life insurance subsidiaries, such excess or distribution would be subject to federal income taxes at rates then in effect. Deferred taxes of $3,500,000 have not been provided on amounts included in the policyholders' surplus accounts, since PFS contemplates no such taxable events in the foreseeable future.

   As of December 31, 1995, PFS' life insurance subsidiaries had combined tax-basis shareholders' surplus accounts of $63,700,000. Distributions up to that amount would result in no income tax liability.

   Certain of PFS' life insurance subsidiaries have tax basis operations loss carryforwards of $28,400,000 expiring in years 2003 through 2008.

   7.  REINSURANCE

   PFS' insurance subsidiaries reinsure risks with other companies to permit the recovery of a portion of the direct losses. These reinsured risks are treated as though, to the extent of the reinsurance, they are risks for which the subsidiaries are not liable. PFS remains liable to the extent that the reinsuring companies do not meet their obligations under these reinsurance treaties.

   PFS' premiums were reduced for reinsurance premiums by $66,193,000, $37,273,000, and $40,592,000 in 1995, 1994, and 1993, respectively. Under various reinsurance arrangements, PFS' premiums were increased by $13,474,000, $16,928,000, and $19,338,000 in 1995, 1994, and 1993,
   respectively. PFS' policy benefits have been reduced for reinsurance recoveries of $33,739,000 in 1995, $23,319,000 in 1994, and $21,871,000 in
   1993. At December 31, 1995, approximately 29% of PFS' reinsurance receivables and amounts on deposit with reinsurers were due from Lincoln National Life Insurance Company, 23% from Employers Reinsurance Corporation, and 15% from Reassurance Company of Hannover.
   Prior to the acquisition by PFS in January 1995, CNL had entered into certain reinsurance arrangements. PFS retains the assets and related policy liabilities associated with the reinsured business. In accordance with the reinsurance contracts, PFS does not participate in the realized gains and losses on the assets held in escrow under these agreements. Accordingly, PFS has established an amount due to reinsurers at December 31, 1995 and a corresponding reduction in unrealized appreciation on available-for-sale securities for investments held in escrow trust accounts pursuant to these agreements.

   8.  SALE OF AGENT RECEIVABLES

   In 1995, 1994, and 1993 a subsidiary of PFS sold agent receivables to an unaffiliated company for proceeds of $20,851,000, $24,393,000, and $25,376,000, respectively. The outstanding balances of such agent receivables sold that remained uncollected at December 31, 1995 and 1994 were $11,360,000 and $7,937,000, respectively. PFS remains subject to a maximum credit exposure under this agreement amounting to 10% of agent receivables at December 31, 1995.

   9.  RECONCILIATION OF LIABILITY FOR POLICY AND CONTRACT CLAIMS

   The following table provides a reconciliation of the beginning and ending policy and contract claim liability balances reported in PFS' balance sheets:

                                                                       1995         1994         1993
                                                                                 (IN THOUSANDS)

    Policy and contract claim
      liability at beginning of year                                $155,373      $189,389       $148,141

    Incurred claims related to:
             Current year                                            469,881       482,449        431,357
             Prior years                                             (26,282)      (36,655)       (20,750)
             Total claims incurred                                    443,599      445,794        410,607

    Deduct claims paid related to:
             Current year                                            322,210       350,210        260,702
             Prior years                                             110,651       129,600        108,657
             Total claims paid                                       432,861       479,810        369,359

    Policy and contract claim
      liability at end of year                                       $166,111     $155,373       $189,389


   Claim reserves are estimates of amounts needed to pay reported and unreported claims based on facts and circumstances known at the time the reserves are established. Reserves are based on historical claims information, industry statistics and other factors. The establishment of appropriate reserves is an inherently uncertain process, and there can be no assurance that the ultimate liability will not exceed recorded claim reserves. PFS holds margins in its accident and health claim reserves to provide for potential adverse deviation. Claim reserves estimates are continually reviewed and adjusted as necessary.

   10.  NOTES PAYABLE
   Short-term notes payable included $3,500,000 at December 31, 1995, drawn under a line of credit arrangement. The borrowings are due in 1996 and bear interest at prime and payable quarterly (See Note 22). The remaining balance under the line of credit is due in April 1996 .

   At December 31, 1995 PFS had a loan of $13,393,000 which replaced the line of credit utilized at December 31, 1994. The portion of the loan due in 1996 of $2,143,000 was included in short-term notes payable and the remainder was included in long-term notes payable. Interest on the note is payable quarterly currently at 5%. The note requires principal repayments of $535,000 per quarter with a final payment on December 31, 1999. The Company holds certificates of deposit at the bank in an amount equal to the outstanding principal balance.

   At December 31, 1995, PFS had an unsecured loan of $10,175,000. The portion of the loan due in 1996 of $3,700,000 was included in short-term notes payable and the balance was included in long-term notes payable. The note bears interest currently at prime and is payable quarterly with the final payment due August 1998.

   At December 31, 1995, a PFS subsidiary had an unsecured loan of $825,000. The portion of the loan due in 1996 of $300,000 is included in short-term notes payable. The remainder of the note is included in long-term notes payable. The note bears interest at prime and is payable quarterly with the final payment due July 1998.

   At December 31, 1995, a PFS subsidiary had two loans totaling $3,565,000.
   The portion of the loans due in 1996 of $311,000 are included in short-term notes payable. The remainder of the notes are included in long-term notes payable. The notes bear interest at prime and are payable quarterly with the final payment due December 1999. PFS has guaranteed payment of the notes.

   At December 31, 1995, PFS had $720,000 of short-term debt liability for which a PFS agency subsidiary's future renewal commissions were pledged as collateral.

   At December 31, 1995 a PFS subsidiary had a short term note payable in the amount of $1,660,000 as a portion of the acquisition price of CNL. The principal balance of the note may be reduced by the former parent of CNL for capital losses incurred on mortgage loan and real estate holdings. Interest is payable at the average earnings rate of the investments, currently 8%.

   At December 31, 1995 a PFS subsidiary had a loan of $1,200,000. The loan bears interest at 8.8% and is due in July 1996.

   The weighted average interest rate on short-term notes payable at year end was 8.4%, 7.7% and 5.0% in 1995, 1994 and 1993, respectively.

   Interest paid amounted to $6,629,000, $4,950,000, and $1,023,000 for 1995,
   1994, and 1993, respectively.

   11.  ACCIDENT AND HEALTH BUSINESS

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

   The amortization of deferred policy acquisition costs is generally based on the expected pattern of future revenues or gross profits and on the expected persistency of the policies. PFS monitors the profitability and persistency of its policies on a monthly basis. In reviewing the recoverability of deferred policy acquisition costs related to medical insurance products, PFS has made assumptions relative to future rate increases, medical claim trends, lapse rates, expenses and investment income. Increased lapses or revised estimates of profitability anticipating future losses could result in an increase in the amortization rate or a write-off of deferred policy acquisition costs, which would adversely impact results of operations and financial condition.

   Pursuant to a 1994 actuarial study, PFS revised certain of these assumptions to reflect present and anticipated future experience. This study resulted in increased amortization of deferred policy acquisition costs in 1994 of $16,700,000.

   12.  STATUTORY-BASIS FINANCIAL INFORMATION

   The following tables compare combined net income and stockholders' equity for PFS' insurance subsidiaries determined on the basis as prescribed or permitted by regulatory authorities (statutory basis) with consolidated net income and stockholders' equity reported in accordance with GAAP. Statutory basis accounting emphasizes solvency rather than matching revenues and expenses during an accounting period. The significant differences between statutory basis accounting and GAAP are as follows:

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

     Unrealized Appreciation/Depreciation On Fixed Maturities Available-For-Sale. Fixed maturity securities classified as available-for-sale are carried principally at amortized cost on a statutory basis rather than at fair value with unrealized gains and losses on such securities reported as a separate component of stockholders' equity in the GAAP financial statements.




                                                              1995       1994       1993
                                                                           (IN THOUSANDS)

    Combined net income on a statutory basis                $ 9,576     $ 6,986     $  10,155

    Adjustments for:
         Deferred policy acquisition costs                  (12,579)     (34,814)      (12,842)
         Policy liabilities                                  18,413       26,544       (18,494)
         Financial reinsurance                               12,748       17,544        34,017
         Deferred federal income taxes                       (3,347)      (2,303)        4,239
         Non-insurance companies, eliminations,
           and other adjustments                             (3,843)       3,192        (4,930)

    Consolidated net income in accordance
         with GAAP                                        $  20,968     $ 17,149     $  12,145


                                                                     DECEMBER 31
                                                                    1995       1994
                                                                    (IN THOUSANDS)

    Combined stockholders' equity on a statutory basis           $ 115,423     $ 124,284

    Adjustments for:
         Deferred policy acquisition costs                         219,874       225,618
         Policy liabilities                                       (156,141)     (180,422)
         Financial reinsurance                                          -        (12,748)
         Deferred federal income taxes                              (2,393)        7,262
         Non-admitted assets                                        15,354        10,813
         Surplus notes                                                                  (4,756)       (4,436)
         Unrealized appreciation (depreciation) on
             available-for-sale fixed maturities                    25,588       (14,021)
         Other                                                     (18,710)      (12,296)

    Combined insurance subsidiaries stockholders'
         equity on a GAAP basis                                    194,239       144,054

    Non-insurance companies equity, eliminations
         and other adjustments                                     (49,665)      (75,726)

    Consolidated stockholders' equity in
         accordance with GAAP                                     $144,574     $  68,328


     Dividends from PFS' insurance subsidiaries unassigned surplus are limited principally to the greater of the prior-year statutory-basis net gain from operations or 10% of statutory-basis surplus. The total amount of dividends that could be paid in 1996 without regulatory approval is $3,711,000. At December 31, 1995, PFS' retained earnings was $61,231,000 in excess of the combined statutory-basis unassigned surplus of the insurance subsidiaries.

   PFS is required to maintain adequate amounts of statutory-basis capital and surplus to satisfy regulatory requirements and provide capacity for production of new business. Acquisition costs relating to the production of new business result in a reduction of statutory-basis net income and capital and surplus.

   13.  CONVERTIBLE SUBORDINATED DEBENTURES

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

   In August 1995, the Company accepted the conversion of $46,900,000 of the outstanding 8% convertible subordinated debentures. The effect of the conversion was an increase in stockholders' equity of $45,300,000 and a charge to income of $3,500,000, net of taxes. Had the conversion occurred at the beginning of the year, primary earnings per share would have decreased to $2.02.

   The debentures are redeemable by PFS under certain conditions after July
   1996.

   At December 31, 1995, 825,106 shares of PFS' Common Stock were reserved for conversion of the outstanding convertible subordinated debentures.

   14.  REDEEMABLE PREFERRED STOCK

   In 1989, PFS issued 1,000,000 shares of $2.125 Cumulative Convertible Exchangeable Preferred Stock. The proceeds of the public offering were $23,337,000 after reduction for expenses of $1,663,000, which expenses were charged to additional paid-in capital. The Preferred Stock is carried on PFS' balance sheet at the redemption and liquidation value of $25 per share. Each share of Preferred Stock is convertible by the holders at any time into
   1.6 shares of PFS Common Stock. Annual cumulative dividends of $2.125 per share are payable quarterly. The preferred stock is nonvoting unless dividends are in arrears. At December 31, 1995, 1,358,240 shares of PFS' Common Stock were reserved for conversion of the outstanding preferred stock. The Preferred Stock is redeemable at the option of the holders upon certain acquisitions or other business combinations involving PFS Common Stock.

   The Preferred Stock is redeemable by PFS at redemption prices of $25.85 per share in 1995, declining to $25 in 1999. The Preferred Stock is exchangeable in whole at PFS' option on any dividend payment date for PFS' 8 1/2% Convertible Subordinated Debentures due in 2014 at the rate of $25 principal amount of Subordinated Debentures for each share of Preferred Stock.

   15.  SHAREHOLDER RIGHTS AGREEMENT

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

   16.  STOCK OPTIONS AND RIGHTS

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


                                                 1995                               1994

                                        NUMBER                            NUMBER
                                          OF            EXERCISE            OF            EXERCISE
                                        SHARES            PRICE           SHARES            PRICE
    Options outstanding at
      beginning of year              1,045,571      $5.50 - $12.00       733,250        $5.50 -$12.00
    Granted                          1,019,364       9.00 -  22.25       480,321         8.88 - 11.38
    Exercised                         (147,000)      5.50 -  12.00       (85,500)        5.50 - 11.00
    Canceled/repurchased               (25,000)              10.75       (82,500)        5.50 - 12.00
    Options outstanding
      at end of year                 1,892,935      $5.50 - $22.25     1,045,571         $5.50-$12.00

    Options exercisable
      at end of year                   692,566                           561,250

    Unoptioned shares
      available for
      granting of options            1,996,662                         1,535,201


   17.  COMMITMENTS AND CONTINGENCIES

   PFS and its subsidiaries are named as defendants in various legal actions, some claiming significant damages, arising primarily from claims under insurance policies, disputes with agents, and other matters. PFS' management and its legal counsel are of the opinion that the disposition of these actions will not have a material adverse effect on PFS' financial position.

   PFS leases various office facilities furniture and equipment and computer equipment under noncancelable operating leases. Rent expense was $7,140,000, $4,530,000, and $4,516,000 in 1995, 1994, and 1993, respectively. Minimum future rental commitments in connection with noncancelable operating leases are as follows:

              1996           $ 3,944,000
              1997             5,039,000
              1998             1,508,000
              1999               970,000
              2000               527,000

   PFS has entered into employment agreements with certain officers.
   PFS' insurance subsidiaries are subject to extensive governmental regulation and supervision at both federal and state levels. Such regulation includes premium rate levels, premium rate increases, policy forms, minimum loss ratios, dividend payments, claims settlement, licensing of insurers and their agents, capital adequacy transfer of control, and amount and type of investments. Additionally, there are numerous health care reform proposals and regulatory initiatives under consideration which if enacted could have significant impact on PFS' revenues and results of operations.

   The number of insurance companies that are under regulatory supervision has increased, which is expected to result in an increase in assessments by state guaranty funds to cover losses to policyholders of insolvent or rehabilitated companies. Those mandatory assessments may be partially recovered through a reduction in future premium taxes in some states. For all assessment notifications received, PFS has accrued for those assessments net of estimated future premium tax reductions.

   18.  BENEFIT PLANS

   PFS has a defined-contribution employee benefit plan that covers substantially all home office employees who have attained age 21 and completed one year of service. Plan participants may contribute from 1% to 10% of their total compensation subject to an annual maximum. The plan also provides for PFS to match participants' contributions up to $1,000 per year and 50% of participants, contributions above $1,000 up to the annual Internal Revenue Service limit ($9,240 in 1995). PFS makes employer contributions to the plan in cash or in PFS Common Stock at the discretion of PFS' Board of Directors. At December 31, 1995, the Plan's assets included PFS Common Stock of $7,561,912, at fair value. PFS' contributions charged to operations were $1,564,804 in 1995, $1,365,000 in 1994, and $1,073,000 in 1993.

   A PFS subsidiary, which owns insurance and agency companies, had a stock purchase plan that allowed certain eligible agents to purchase common stock in the subsidiary at the subsidiary's per share book value. The plan was terminated in November 1992. In accordance with the plan's provisions, agents became fully vested. Eligible agents were given the option to participate in a new agent stock purchase plan. This new plan allows agents to purchase PFS Common Stock. Stock purchases are limited to a specific percentage of the agent's commission as determined by PFS but in no event to be less than 3%. Under the plan the agents are also credited with additional shares of PFS Common Stock as determined by PFS. In 1995, 1994 and 1993, 2,016 shares, 6,332 shares and 8,057 shares, respectively, of PFS Common Stock were issued under this plan.

   19.  ALLOWANCES AND ACCUMULATED DEPRECIATION

   Allowances for doubtful accounts related to other receivables amounted to $1,548,000 at December 31, 1995, and $895,000 at December 31, 1994.

   Accumulated depreciation related to building and equipment amounted to $23,370,000 at December 31, 1995, and $19,325,000 at December 31, 1994.

   20.  FAIR VALUE INFORMATION

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

        Long-term notes payable: The fair value of PFS' long-term notes payable approximates the carrying value.

        Convertible subordinated debentures: The fair value of PFS' convertible subordinated debentures is based on quoted market prices.

   The fair values of certain financial instruments along with their corresponding carrying values of December 31, 1995 and 1994 are as follows:

                                               1995                          1994

                                        FAIR         CARRYING        FAIR      CARRYING
                                       VALUE         VALUE          VALUE       VALUE
                                                         (IN THOUSANDS)
    Financial Assets

      Fixed Maturities:
        Available-or-sale               $622,666       $622,666         $218,748      $218,748
        Held-to-maturity                 252,728        246,041          338,540       378,650
      Equity securities                   15,570         15,570           15,440        15,440
      Mortgage loans                       9,253          9,253            1,806         1,806
      Policy loans                        78,230         79,122           22,025        23,082

    Financial Liabilities

      Investment contracts               205,160        214,573          194,072       203,654
      Long-term notes payable             21,504         21,504            2,520         2,520
      Subordinated debentures             14,833          9,695           54,843        57,427


   During 1994, PFS began using exchange-traded treasury futures contracts as part of its overall interest rate risk management strategy for a portion of its life and annuity business. The initial margin deposit paid for the futures represents their cost basis which is adjusted to fair value in the financial statements. Realized and unrealized gains and losses, which were immaterial in 1995 and 1994, are recognized as an adjustment to the carrying amount of the asset being hedged. PFS had no futures contracts outstanding at December 31, 1995.

   21.  SEGMENT INFORMATION

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

                                                      1995            1994              1993
                                                                 (IN THOUSANDS)
    REVENUES
    Group Medical:
       Unaffiliated                                $ 430,885        $ 457,633        $ 379,742
       Inter-segment                                  21,541           35,373           30,439
    Senior Health                                    236,556          235,031          247,100
    Life Insurance                                   115,545           71,075           67,780
    Medical Utilization Management:
       Unaffiliated                                   17,098           10,416            4,506
       Inter-segment                                   4,007            4,927            4,358
                                                     825,632          814,455          733,925
    Eliminations                                      25,548           40,300           34,797
    Total                                          $ 800,084        $ 774,155        $ 699,128

    INCOME (LOSS) BEFORE INCOME TAXES
    Group Medical                                 $  19,729        $  10,889         $  6,528
    Senior Health                                    16,753           13,420           12,255
    Life Insurance                                    7,128            8,537            7,623
    Medical Utilization Management                      739            2,026           (1,211)
    Corporate expenses                              (12,627)          (8,850)          (6,431)
    Total                                         $  31,722        $  26,022        $  18,764

    IDENTIFIABLE ASSETS AT YEAR-END
    Group Medical                                  $ 245,439        $ 245,763        $ 287,713
    Senior Health                                    337,789          291,703          301,700
    Life Insurance                                   966,095          533,070          514,154
    Medical Utilization Management                     9,598            5,164            4,704
    Total                                         $1,558,921       $1,075,700       $1,108,271


   22.  CREDIT ARRANGEMENTS

   PFS has a line of credit arrangement for short-term borrowings with three banks amounting to $17,000,000 through April 1996, of which $3,500,000 was used at December 31, 1995. The line of credit arrangement can be terminated, in accordance with the agreement, at PFS' option.

   23.  SUBSEQUENT EVENTS

   PFS signed a letter of intent to purchase Universal Fidelity Life Insurance Company (Universal) for approximately $26,000,000 in March 1996. For 1995 Universal has statutory-basis premium revenue of approximately $33,000,000, assets of $40,000,000, and statutory basis capital and surplus of approximately $18,000,000.

   On February 21, 1996 PFS filed a Registration Statement with the Securities and Exchange Commission for the issuance of $65,000,000 of convertible subordinated notes due 2003 plus up to $9,750,000 which may be used for over-allotments. PFS intends to use the net proceeds from the offering to call its outstanding redeemable preferred stock and repay outstanding bank debt. Any remaining proceeds will be contributed to the capital and surplus of the insurance subsidiaries.

   24.  QUARTERLY FINANCIAL DATA (UNAUDITED)

   A summary of unaudited quarterly results of operations for 1995 and 1994 is as follows (in thousands, except per share amounts):


    1995
                                   1ST             2ND             3RD              4TH
    Premiums and
     policy
     charges                     $169,575          $162,706        $174,678          $180,084

    Net investment
     income and
     other                         24,444            27,546          27,065            33,986

    Net income                      4,955             5,360           3,316             7,337

    Net income
     per share:
       Primary                         .73               .78             .32               .60
       Fully diluted                   .47               .48             .30               .59


    1994

                                    1st              2nd             3rd             4th

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

                                 December 31, 1995

                                                                                                 Amount
                                                                                              Shown in the
                                                                                              Consolidated
                                                    Amortized              Fair                  Balance
    Type of Investment                                 Cost                Value                 Sheet
                                                                      (in thousands)
    Fixed maturities to be held
     to maturity:
       U.S. Treasury                                    $ 26,897            $ 27,172               $ 26,897
       States and political
         subdivisions                                      4,669               4,896                  4,669
       Corporate securities                               51,608              53,386                 51,608
       Mortgage-backed securities                        162,867             167,274                162,867
         TOTAL FIXED MATURITIES
          TO BE HELD TO MATURITY                         246,041             252,728                246,041

    Fixed maturities available
     for sale:
       U.S. Treasury                                      31 781            $ 34,084                 34,084
       States and political
         subdivisions                                     26,260              26,976                 26,976
       Foreign governments                                 3,072               3,018                  3,018
       Corporate securities                              294,950             313,501                313,501
       Mortgage-backed securities                        241,015             245,087                245,087
         TOTAL FIXED MATURITIES
          AVAILABLE FOR SALE                             597,078             622,666                622,666

    Equity securities:
       Common stocks:
          Banks, trusts, and
          insurance companies                              9,959              12,551                 12,551
       Nonredeemable preferred
          stocks                                           3,374               3,019                  3,019

        TOTAL EQUITY SECURITIES                           13,333            $ 15,570                 15,570

    Real estate                                           18,250                                     18,250
    Mortgage loans on real estate                          9,253                                      9,253
    Policy loans                                          79,122                                     79,122
    Short-term investments                                51,690                                     51,690

        TOTAL INVESTMENTS                             $1,014,767                                 $1,042,592

                                    SCHEDULE II

                 PIONEER FINANCIAL SERVICES, INC. (Parent Company)
                   CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             CONDENSED BALANCE SHEETS
                (In thousands, except share and per share amounts)

                                                                                                  December 31
                                                                                         1995                  1994
    ASSETS
    Investments in subsidiaries*                                                             $158,212           $122,310
    Cash                                                                                           58                157
    Note receivable from United Group Holdings (UGH)*                                          40,941             38,704
    Other notes receivable from subsidiaries*                                                   4,000              3,517
    Due from affiliates*                                                                          674                132
    Prepaid expenses                                                                              871                592
    Deferred debenture offering expenses                                                          442              3,214
    Other assets                                                                                4,202              2,014
                                                                                             $209,400           $170,640

    LIABILITIES, REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY
    Liabilities:
       General expenses and other liabilities                                                $  5,827           $  3,481
       Dividends payable                                                                        1,014                772
       Short-term notes payable                                                                 9,343             18,950
       Long-term notes payable                                                                 17,725                  -
       Convertible subordinated debentures                                                      9,695             57,427
                                                                                               43,604             80,630
    Redeemable Preferred Stock, no par value:
       $2.125 cumulative convertible exchangeable
       preferred stock
          Authorized:  5,000,000 shares
            Issued and outstanding: (1995-848,900 shares;                                      21,222             21,682
            1994-867,300 shares)

    Stockholders' equity:
       Common Stock, $1 par value:
          Authorized: 20,000,000 shares
          Issued, including shares in treasury
            (1995 - 11,207,591; 1994 - 6,996,157)                                              11,208              6,996
       Additional paid-in capital                                                              72,198             29,299
       Unrealized appreciation (depreciation)
          of available for sale securities                                                      4,518             (7,193)
       Retained earnings                                                                       66,870             48,960
       Less treasury stock at cost (1995 - 1,132,300)
        1994 - 1,078,400)                                                                     (10,220)            (9,734)
    Total stockholders' equity                                                                144,574             68,328
                                                                                             $209,400           $170,640

   See note to condensed financial statements.


   *Eliminated in consolidation.


                                    SCHEDULE II
                 PIONEER FINANCIAL SERVICES, INC. (Parent Company)

             CONDENSED FINANCIAL INFORMATION OF REGISTRANT--Continued

                          CONDENSED STATEMENTS OF INCOME
                                  (In thousands)


                                                                                           Year Ended December 31
                                                                            1995                    1994                  1993

    Revenues:
       Interest income from subsidiaries*                                  $  2,948                 $ 2,972             $  1,090
       Other investment income                                                   29                     109                   62
       Dividends from consolidated
          subsidiaries*                                                       4,540                  10,225               10,345
                                                                              7,517                  13,306               11,497

    Expenses:
       Operating and administrative
          expenses                                                            8,020                   5,672                4,702
       Interest expense                                                       4,645                   4,894                3,204
                                                                             12,665                  10,566                7,906

            Income (loss) before equity in
            undistributed net income
            of subsidiaries                                                  (5,148)                  2,740                3,591

    Equity in undistributed net
       income of subsidiaries*                                               26,116                  14,409                8,554

            Net income                                                       20,968                  17,149               12,145

    Preferred stock dividends                                                 1,805                   1,904                2,021

    Income  applicable to
       common stockholders                                                 $ 19,163                $ 15,245             $ 10,124




   See note to condensed financial statements.

   *Eliminated in consolidation.


                                    SCHEDULE II

                 PIONEER FINANCIAL SERVICES, INC. (Parent Company)

             CONDENSED FINANCIAL INFORMATION OF REGISTRANT--Continued

                        CONDENSED STATEMENTS OF CASH FLOWS
                                  (In thousands)

                                                                                           Year Ended December 31
                                                                                1995                1994                1993

    OPERATING ACTIVITIES
       Net income                                                               $ 20,968            $ 17,149            $ 12,145
       Adjustments to reconcile net
          income to net cash provided (used)
          by operating activities:
            Change in other assets and
               liabilities                                                         3,728               1,095               1,678
            Equity in undistributed net
               income of subsidiaries*                                           (26,116)            (14,409)             (8,554)

            NET CASH PROVIDED (USED)
            BY OPERATING ACTIVITIES                                               (1,420)              3,835               5,269

    INVESTING ACTIVITIES
       Additional investment in
        consolidated subsidiaries*                                                (1,605)            (10,758)            (15,219)

    FINANCING ACTIVITIES
       Decrease in notes receivable
          from PLIC                                                                   -                   -               29,128
       Increase in notes receivable from UGH                                      (2,238)             (1,209)            (37,495)
       Net proceeds from issuance of
        convertible subordinated debentures                                           -                   -               54,055
       Increase in notes payable                                                   9,343              18,950                  -
       Repayment of notes payable                                                 (1,225)                (50)            (31,600)
       Decrease (increase) in other notes
          receivable from subsidiaries*                                             (483)             (3,114)              3,591
       Stock options exercised                                                     1,520                 495                 451
       Dividends paid-preferred                                                   (1,805)             (1,904)             (2,021)
       Dividends paid-common                                                      (1,253)               (930)                 -
       Purchase of treasury stock                                                   (486)             (4,963)             (4,720)
       Retirement of preferred stock                                                (460)             (1,993)               (315)
       Other                                                                          13                  87                  44

            NET CASH PROVIDED BY
             FINANCING ACTIVITIES                                                  2,926               5,369              11,118

    INCREASE (DECREASE) IN CASH                                                      (99)             (1,554)              1,168

    CASH AT BEGINNING OF YEAR                                                        157               1,711                 543

    CASH AT END OF YEAR                                                         $     58            $    157             $ 1,711

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

   At December 31, 1995 and 1994, the notes receivable from United Group Holdings of Delaware (UGH) represents the purchase of National Group Life Insurance Company from the parent company. The note bears interest at the rate of 8% and matures on December 31, 1998.


                                   SCHEDULE III

                 PIONEER FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                        SUPPLEMENTARY INSURANCE INFORMATION
                                  (In thousands)

                                                    December 31

                          Deferred     Future Policy
                           Policy      Benefits and
                         Acquisition    Policy and     Unearned  Other Policy
    Segment                 Costs     Contract Claims  Premiums   Liabilities

   1995:
   Group Medical          $ 62,255       $127,205      $ 15,932    $  3,122

   Senior Health            88,790        181,616        55,218       3,355

   Life Insurance           68,829        818,417             -       9,600

   Medical Utilization
    Management                   -              -             -           -
                          $219,874     $1,127,238      $ 71,150    $ 16,077

   1994:
   Group Medical          $ 68,608       $121,098      $ 16,176    $  4,343

   Senior Health            95,191        191,800        60,090       4,461

   Life Insurance           61,819        463,037             -       7,603

   Medical Utilization
    Management                   -              -             -           -
                          $225,618       $775,935      $ 76,266    $ 16,407

   1993:
   Group Medical          $ 92,153       $126,684      $ 15,844    $  3,862

   Senior Health           111,708        215,232        72,101       4,204

   Life Insurance           56,571        458,207             -       6,971

   Medical Utilization
    Management                   -              -             -           -
                          $260,432       $800,123      $ 87,945    $ 15,037


                             SCHEDULE III (continued)
                 PIONEER FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                        SUPPLEMENTARY INSURANCE INFORMATION
                                  (In thousands)

                                                  Amortization
                                   Net                 of
                      Premiums  Investment          Deferred
                        and     Income and           Policy             Other
                       Policy Realized Gains       Acquisition Other  Operating
   Segment            Charges   and Losses* Benefits  Costs    Income Expenses*

   1995:

   Group Medical     $404,911   $  7,107   $253,444 $ 38,03 $ 18,867  $119,680

   Senior Health      221,040     13,959    145,527   21,601   1,557    52,675

   Life Insurance      61,092     53,902     76,846    9,566     551    22,005

   Medical Utilization
     Management             -          -          -        -  17,098    16,359

   Corporate Expenses       -          -          -        -       -    12,627
                     $687,043   $ 74,968   $475,817 $ 69,199$ 38,073  $223,346

   1994:

   Group Medical     $431,831   $  9,184   $267,450 $ 62,281$ 16,618  $117,013

   Senior Health      227,349      6,516    139,799   29,807   1,166    52,005

   Life Insurance      44,929     26,700     42,947    7,985    (554)   11,606

   Medical Utilization
     Management             -          3          -        -  10,413     8,390

   Corporate Expenses       -          -          -        -       -     8,850
                     $704,109   $ 42,403   $450,196 $100,073$ 27,643  $197,864

   1993:

   Group Medical     $357,784   $  8,033   $246,117 $ 36,189$ 13,925  $ 90,908

   Senior Health      243,900      2,393    151,846   30,132     800    52,860

   Life Insurance      39,282     28,478     39,419   10,554      27    10,191

   Medical Utilization
     Management             -          2          -        -   4,504     5,717

   Corporate Expenses       -          -          -        -      -      6,431
                     $640,966   $ 38,906   $437,382 $ 76,875$ 19,256  $166,107


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


                                    SCHEDULE IV

                 PIONEER FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                    REINSURANCE
                                  (In thousands)

                                                                                           Assumed          Percentage
                                                                    Ceded to                from            of Amount
                                                    Gross              Other               Other               Net         Assumed
                                                   Amount            Companies            Companies          Amount         to net

    Year Ended December 31, 1995:
       Life insurance in force*                  $17,742,813         $  7,466,875        $       -         $10,275,938          -

       Premiums and Policy Charges:

       Group Medical                             $   404,600          $     7,484        $    7,795         $  404,911        1.9%
       Senior Health                                 228,388                9,682             2,334            221,040        1.1
       Life Insurance                                106,774               49,027             3,345             61,092        5.5
       Medical Utilization
         Management                                        -                    -                 -                  -
                                                 $   739,762          $    66,193        $   13,474         $  687,043


    Year Ended December 31, 1994:
       Life insurance in force*                  $12,581,797          $ 3,801,387        $       -          $8,780,410          -

       Premiums and Policy Charges:

       Group Medical                             $   435,166          $    19,121        $   15,786         $  431,831        3.6%
       Senior Health                                 227,349                    -                 -            227,349          -
       Life Insurance                                 61,939               18,152             1,142             44,929        2.5
       Medical Utilization
       Management                                          -                    -                 -                  -
                                                 $   724,454          $    37,273        $   16,928         $  704,109


    Year Ended December 31, 1993:
       Life insurance in force*                  $11,823,127          $ 3,859,945        $       -          $7,963,182          -

       Premiums and Policy Charges:

       Group Medical                             $   362,888          $    24,154        $   19,050         $  357,784        5.3%
       Senior Health                                 243,899                    -                 -            243,899          -
       Life Insurance                                 55,433               16,438               288             39,283         .7
       Medical Utilization
         Management                                        -                    -                 -                  -
                                                 $   662,220          $    40,592        $   19,338         $  640,966



    *At end of year

                                    SCHEDULE V

                 PIONEER FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                         VALUATION AND QUALIFYING ACCOUNTS

                                  (In thousands)

                                                         Deductions-
                                                          Doubtful
                                                          Accounts
                                                           Written
                                  Balance at  Additions- off During  Balance
                                   Beginning  Charged to  the Year    at End
                                   of Year     Expense   /Disposals  of Year
   Description

   Year Ended December 31, 1995:
    Allowance for doubtful accounts $   895    $ 1,452    $   799   $  1,548
    Accumulated depreciation on
      building and equipment         19,325      5,172      1,127     23,370

   Year Ended December 31, 1994:
    Allowance for doubtful accounts   1,271      2,425      2,801        895
    Accumulated depreciation on
      building and equipment         16,891      5,532      3,098     19,325

   Year Ended December 31, 1993:
    Allowance for doubtful accounts   1,504      1,171      1,404      1,271
    Accumulated depreciation on
      building and equipment         11,646      5,515        270     16,891


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

   Date:   March 8, 1996

   /S/  Peter W. Nauert                   /S/  Michael A. Cavataio
   Peter W. Nauert, Chairman,             Michael A. Cavataio
   Chief Executive Officer, and           Director and Vice Chairman
   Director


   /S/  William B. Van Vleet              /S/  R. Richard Bastian, III
   William B. Van Vleet, Director         R. Richard Bastian, III
                                          Director


   /S/  David I. Vickers                  /S/  Karl-Heinz Klaeser
   David I. Vickers, Treasurer            Karl-Heinz Klaeser
   and Chief Financial Officer            Director


   /S/  Robert F. Nauert                  /S/  Richard R. Haldeman
   Robert F. Nauert                       Richard R. Haldeman
   Director                               Director


   /S/  Charles R. Scheper                /S/  Michael K. Keefe
   Charles R. Scheper                     Michael K. Keefe
   President - Life Division              Director
   and Director


   /S/  Thomas J. Brophy                  /S/  Carl A. Hulbert
   Thomas J. Brophy                       Carl A. Hulbert
   President - Health Division            Director
   and Director