Form 10-K/A
period 1995-12-31
PIONEER FINANCIAL SERVICES INC /DE
filed 1996-03-20
CIK 799036

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.   20549
                                     Form 10-K/A

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

   OPERATIONS

         Senior Health and Life Division. The Senior Health and Life Division markets a wide range of specialty health insurance and life insurance and annuities for individuals age 65 and older. Products which are underwritten by this division include Medicare supplement, long-term care, home health care and specialty health. In addition, this division markets cash burial life policies and annuities which are underwritten by the Company's Life Insurance Division. The Company's Medicare supplement policies provide coverage for many of the expenses which the federal Medicare program does not fully cover and its long-term care and home health care policies provide coverage, within various prescribed benefit limits, for nursing home and in-home care. During 1995, the Company issued over 47,000 senior health insurance policies and over 35,000 senior life insurance policies, increases of 21% and 137%, respectively.

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

         Group Medical Division. The Group Medical Division underwrites and markets hospital and medical policies, primarily to self-employed individuals and small business owners. In 1995, approximately 82% of this division's business was sold through a sales force of approximately 1,700 career agents and the remaining 18% was sold through a brokerage system of 6,000 independent agents. This division uses the services provided by the Medical Utilization Management Division, unaffiliated preferred provider organizations ("PPOs") and other managed care operations to help control claims costs. In 1995, approximately 70% of hospital stays covered by policies issued by the Group Medical Division used PPO facilities, an increase from 32% in 1993 and 54% in 1994. The Company believes that the Group Medical Division's use of managed care services, provided by both the Medical Utilization Management Division and unaffiliated companies, resulted in significant claims savings for the Company in 1995, with most of these savings being passed on to customers in the form of more competitive premium rates.

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

         Medical Utilization Management Division. The Medical Utilization Management Division provides health care coordination services to assist in the management of medical costs for insurance companies, government agencies, self insured businesses, unions, third-party administrators health maintenance organizations ("HMOs") and PPOs as well as for the Group
   Medical Division. Such services include precertification of inpatient and outpatient medical care, case management, and the development and management of provider networks. During 1995, approximately 81% of this division's revenues were derived from services provided to unaffiliated organizations.

         Investment Portfolio. The Company has maintained and intends to continue to maintain a diversified portfolio of medium-term investment-grade fixed income securities. As of December 31, 1995, 83% of the Company's invested assets were fixed income securities and the weighted average quality of the fixed income portfolio was "AA."

   STRATEGY

         Senior Health and Life Division. The Company believes it has an opportunity to expand its position as a leading provider of health and life insurance products to the growing senior market. Demographic trends indicate that the number of Americans age 65 and over will increase significantly. According to the U.S. Census Bureau, the age 65 and over population group is estimated to grow from approximately 33 million in 1994 to approximately 37 million by the year 2005 and to over 53 million by 2020. Industry sources estimate that currently approximately 10% of persons age 65 and over own long-term care insurance, while approximately 43% of such individuals are expected to require the use of nursing care at least once in their lives. These same sources estimate that the number of long-term care policies sold industry-wide has increased at a rate of approximately 27% per year since 1987, to a total of approximately 3.4 million long-term care policies sold through 1994.
   The Company believes the demand for long-term care and home health care insurance will increase at a rate greater than the growth rate of the senior population. The Company believes the growth of this senior health insurance market could be enhanced if future government regulation continues to move toward more personal financial responsibility, with less reliance on government payments, possibly in the form of additional reductions in Medicare benefits and/or the establishment of tax deductibility for long-term care insurance premiums.

         The Company intends to expand its position in the growing senior market by increasing the number of agents who sell its senior products, and by increasing the number of products agents sell to each customer through cross-selling. Through Markman International, the Company has increased its agent force by nearly 45% since the end of 1994 and expects further increases in 1996. In 1995, approximately 2.5% of the Senior Health and Life Division's Medicare supplement policyholders owned one of the Company's long-term care or home health care policies. Through increased training of its agents as to the full range of products offered by the Company and the development of pre-approved (already underwritten for issue) add-on products that can easily be coupled with certain existing products, the Company intends to increase its cross-selling efforts and thereby increase the number of its products owned by each customer. Additionally, the Company believes that the market for senior managed care products will grow as health care expenditures continue to grow. It is estimated that approximately 10% of Medicare beneficiaries in the nation participate in HMOs. There are many states with very low penetration of managed care in the senior market, including states with a high concentration of Medicare beneficiaries.
   The Company intends to take advantage of this opportunity by utilizing its position in the senior market and its managed care capability to market managed care products to senior citizens.

         Group Medical Division. The Group Medical Division intends to focus its efforts on increasing administrative efficiency and claims-cost containment on its existing block of business through, among other things, increased use of the Medical Utilization Management Division's services, continued development of medical provider networks and continued migration of its fee-for-service indemnity health insurance customers to managed care products. As the regulatory environment evolves, the Company will evaluate growth opportunities in this market.

         Life Insurance Division. The Life Insurance Division's strategy is to expand its distribution channels and products and to continue to lower its administrative unit costs. The acquisition of CNL in 1995 has given the Company the opportunity to initiate new distribution strategies, including consumer-direct sales over the Internet. Also, at year-end 1995, the Company entered into an agreement with a national marketing organization to market a new term life insurance product with an income benefit rider. With 25,000 agents nationwide, this marketing organization gives the Company the potential to increase significantly the sales of life insurance.

         Medical Utilization Management Division. The Medical Utilization Management Division intends to grow through cross-selling additional managed care services to existing clients. In addition, this division is currently developing PPOs, exclusive provider organizations ("EPOs") and HMOs in selected market areas.

         Acquisitions. The Company believes that current trends in the life and health insurance industry will continue to provide the Company with opportunities for additional acquisitions and consolidations. The Company further believes that its ability to integrate acquisitions into its existing operations and its flexibility in developing and marketing new products should enable it to capitalize on these opportunities.

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

        The following table sets forth the earned premium, losses and loss adjustment expenses incurred and loss ratios for the Company's senior health products. Senior health premiums have been impacted by federally mandated standardized Medicare supplement policies. This standardization began in 1992 and included fixed benefits and reductions in agent commissions, especially in the case of replacement of an existing Medicare supplement policy. During this same period, the Company altered its marketing emphasis, reducing the number of products available for sale in selected states until new products were developed and priced. The combination of these changes had the effect of decreasing new sales revenue for these policies.

   <CAPTION
                                                  Year Ended December 31,

                                        1995               1994              1993
                                                 (dollars in thousands)

    Earned premiums (1)             $ 217,382           $ 225,604         $ 243,482
    Benefits (1)                      143,226             137,853           154,561
    Loss ratio                            66%                 61%               63%

     ___________________

   (1) In the Company's statement of consolidated income, earned premium represents premiums written, adjusted for reinsurance; the changes in unearned premium are reflected in benefits.


        In the Senior Health and Life Division, the Company may adjust health insurance premium rates by class, policy form and state in which the policy is issued, subject to applicable regulation, in order to maintain anticipated loss ratios. Since premium rate increases can increase policy lapses, conservation and customer service activities are emphasized. The Senior Health and Life Division follows a proactive approach involving the examination of health premium rates on a monthly basis, including comparisons of pricing structure to actual claims experience by product line and state. This ongoing analysis provides lead time for the orderly adjustment of premiums.

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

        The Company believes that the market for long-term care and home health care insurance could increase if the federal government were to enact proposed tax legislation to provide tax deductibility for long-term care insurance premiums. While these changes have been proposed, the Company cannot predict if or when they will be enacted. See "--Health Care Reform".

        Specialty Health and Other. The Senior Health and Life Division offers various specialty health products which typically are sold in conjunction with the Company's principal health products. These policies include hospital indemnity, private duty nursing and cancer plans. Additionally, the Company intends to develop and market managed care organizations for seniors as the demand for such products expands. The Company believes that the market for senior managed care products will grow as health care costs continue to grow. It is estimated that approximately 10% of Medicare beneficiaries in the nation participate in HMOs. There are many states with very low penetration of managed care in the senior market, including states with a high concentration of Medicare beneficiaries. The Company intends to take advantage of this opportunity by utilizing its position in the senior market and its managed care capability to market managed care products to senior citizens.

        Life Insurance and Annuities. The Senior Health and Life Division markets life insurance and annuities which are issued by the Life Insurance Division to individuals age 65 and over. In 1994, the Company began selling smaller face-amount whole life insurance policies specifically designed to cover final expenses for senior citizens, including funeral expenses and other expenses that otherwise would be paid by the insured's family. During 1995, sales of these products increased 121% on an annualized premium basis to $16.8 million from $7.6 million. As part of its cross-selling strategy, the Company automatically offers a pre-approved (already underwritten for issue) cash burial life insurance policy with all Medicare supplement policies issued to customers age 66-79. The Company also offers annuity products specifically designed for seniors. These products provide an attractive investment alternative to seniors, offering higher interest rates than bank savings accounts and certificates of deposit and the ability to receive monthly payouts during retirement years.

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

        The following table sets forth the earned premium, losses and loss adjustment expenses incurred and loss ratios for the Group Medical Division's products. The Company's loss ratios have varied over the years reflecting changes in medical claim costs and the frequency of benefit utilization by its insureds.


                                                            Year Ended December 31,

                                                1995               1994              1993
                                                            (dollars in thousands)

    Earned premium  (1)                     $ 414,160             $ 443,599         $ 375,275
    Benefits (1)                              261,336               279,419           251,955
    Loss ratio                                    63%                   63%               67%

    ___________________

     (1) In the Company's statement of consolidated income, earned premium represents premiums written, adjusted for reinsurance; the changes in unearned premium are reflected in benefits.


        As in the Senior Health and Life Division, the Company may, in the Group Medical Division, adjust health insurance premium rates by class, policy form and state in which the policy is issued, subject to applicable regulation, in order to maintain anticipated loss ratios. Since premium rate adjustments can have the tendency to increase policy lapses, conservation and customer service activities are emphasized. As with the Senior Health and Life Division, the Group Medical Division follows a proactive approach involving the examination of health premium rates on a monthly basis. The matching of pricing structure with actual claims experience varies by product line and state. This ongoing analysis provides lead time for the orderly adjustment of premiums.

        The Group Medical Division intends to focus its efforts on increasing administrative efficiency and claims-cost containment on its existing block of business through, among other things, increased use of the Medical Utilization Management Division's services, continued development of medical provider networks and continued migration of its fee-for-service indemnity health insurance customers to managed care products. As the regulatory environment evolves, the Company will evaluate growth opportunities in this market.

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

        Marketing. The Group Medical Division markets its products and services primarily to self-employed individuals and small business owners. In 1995, approximately 82% of this division's products was sold through a sales force of approximately 1700 career agents, and the remaining 18% was sold through a brokerage system of 6,000 independent agents. These agents receive leads through the Company's telemarketing subsidiary and compensation in the form of commissions.

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

        The following table sets forth the breakdown of collected premium (computed on a statutory basis) among traditional life policies, interest sensitive and universal life policies and annuities for the years shown:

                                                Year Ended December 31,

                                     1995               1994              1993
                                                 (dollars in thousands)

    Traditional                       $  44,276        $  32,238        $  26,353
    Interest Sensitive and
      Universal Life Policies            21,215           17,590           16,300
    Annuities                            19,639           22,807           10,004
    Total                             $  85,130        $  72,635        $  52,657


     For the fiscal year 1993, premiums collected from the Company's life insurance products were approximately 24% first year and 76% renewal, the fiscal year 1994 premiums were approximately 28% first year and 72% renewal, and for fiscal year 1995 premiums collected were approximately 32% first year and 68% renewal.

        The Company's gross life insurance in force was as follows at the dates shown:


                                                 Year Ended December 31,

                                         1995               1994              1993
                                                   (dollars in millions)

    Traditional                       $  14,863        $  10,803        $  10,320
    Interest Sensitive and
      Universal Life Policies             2,880            1,779            1,503
    Total                             $  17,743        $  12,582        $  11,823


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

        Interest Sensitive Life and Universal Life. The Company's interest sensitive and universal life insurance products provide life insurance with rates of return which are adjusted in relation to prevailing interest rates. The policies permit the Company to change the rate of interest credited to the policy from time to time, subject to certain minimum guaranteed rates. Universal life insurance products credit current interest rates to cash value accumulations, permit adjustments in benefits and premiums at the policyholder's option, and deduct mortality and expense charges monthly. Under other interest sensitive policies, premiums are flexible, allowing the policyholders to vary the frequency and amount of premium payments, but typically death benefit changes are not made by the policyholders. Some universal life products offer lower premiums for non-smokers in good health. For both universal life and other interest sensitive policies, surrender charges, if any, are deducted from the policyholder's account value at the time of surrender. No surrender charges are deducted if death benefits are paid or if the policy remains in-force for a specified period.

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

        Annuities. The Company offers single and flexible premium deferred annuities. An annuity contract generally involves the accumulation of premiums at a compound interest rate until the maturity date, at which time the policyholder can choose one of the various payment options. Options include periodic payments during the annuitant's lifetime or the lifetime of the annuitant and spouse, with or without a guaranteed minimum period; periodic payments for a fixed period regardless of the survival of the annuitant; or lump sum cash payment of the accumulated value. The Company's annuities typically provide for the crediting of interest at rates set from time to time by the Company, subject to certain minimum guaranteed rates.

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

        This division has also provided significant claims expense savings for the Group Medical Division in 1995 through programs such as utilization review and case management. These savings were primarily passed on to customers in the form of more competitive premium rates.

        Revenues for this division increased 64% to $17.1 million in 1995, compared to $10.4 million in 1994, primarily due to the July 1995 acquisition of ACMG as well as to increased sales.

        Marketing. This division markets its services to insurance companies, government agencies, self-insured businesses, unions, third-party administrators, HMOs and PPOs. Utilization management professionals conduct direct selling activities and respond to requests for proposals from insurance companies, large employers and consulting companies.

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

   Western Fidelity      July 1995        Major medical products;
   Insurance Company                      became part of the Group
   (block of business)                    Medical Division.

   ACMG, Inc. ("ACMG")   July 1995        Health care management
                                          company; became part of
                                          the Medical Utilization
                                          Management Division.

   Universal Fidelity    March 1996       Medicare supplement
   Life Insurance                         carrier; to become part
   Company ("UFLIC")                      of the Senior Health and
                                          Life Division.

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

     In March 1996, the Company acquired Universal Fidelity, a company which markets and underwrites primarily Medicare supplement products to senior citizens in Oklahoma and Texas. Universal Fidelity generated approximately $33 million in premium revenue in 1995 (on a statutory basis). The approximately 30,000 Universal Fidelity Medicare supplement policyholders also provide potential for increased profitability through cross-selling of long-term care, home health care and other products.

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

        The Company's mortgage-related securities portfolio is well diversified as to collateral, maturity, duration and other characteristics. The majority of the mortgage-related securities portfolio has the guarantee or backing of agencies of the United States government. Generally, the mortgage-related securities consist of pools of single-family, residential mortgages. At December 31, 1995, the Company's mortgage-related securities portfolio included $136.9 million of CMOs and pass-through certificates issued by non-government agencies (33.6% of total mortgage-backed securities) compared to $83.9 million at December 31, 1994 (29.1% of total mortgage-backed securities). The majority of these holdings are senior securities in the CMO structures which are collateralized by first mortgage liens on single family residences and which have investment grade ratings of Baa3 and/or BBB- or higher. The creditworthiness of these securities is based solely on the underlying mortgage loan collateral and credit enhancements in the form of senior/subordinated structures, letters of credit, mortgage insurance or surety bonds. The underlying mortgage loan collateral principally consists of whole loan mortgages that exceed the maximum imposed by both the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. Therefore, the collateral tends to be concentrated in states with the greatest number of higher priced single family residences, including California, New York, New Jersey, Maryland, Virginia and Illinois.

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

   COMPETITION

        The insurance business is highly competitive and includes a large number of insurance companies, many of which have substantially greater financial resources and larger and more experienced staffs than the Company. The Company competes with other insurers to attract and retain the allegiance of its independent agents and marketing organizations who at this time are responsible for a significant portion of the Company's premiums. Methods of competition include the Company's ability to offer competitive products and to service these programs efficiently. Other competitive factors applicable to the Company's business include policy benefits, service to policyholders and premium rates.

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

        At the federal level, the current focus of healthcare reform is on the federal Medicare program and efforts to control expenditures. From time to time there are significant federal legislative developments with respect to long-term care and Medicare coverage. The Federal Omnibus Budget Reconciliation Act of 1990 ("COBRA '90") required that Medicare supplement policies provide for guaranteed renewability and waivers of pre-existing condition coverage limitations under certain circumstances. In addition, the NAIC has recently adopted model long-term care policy language providing nonforfeiture benefits and has proposed a rate stabilization standard for long-term care policies. Various bills pending in the U.S. Congress which would provide for the implementation of certain minimum consumer protection standards for inclusion in all long-term care policies, including guaranteed renewability, protection against inflation and limitations on waiting periods for pre-existing conditions. These proposals would also prohibit "high pressure" sales tactics in connection with long-term care insurance and would guarantee consumers access to information regarding insurers, including lapse and replacement rates for policies and the percentage of claims denied.
   Other pending legislation would permit premiums paid for long-term care insurance to be treated as tax-deductible medical expenses, with the amount of the deduction increasing with the age of the taxpayer. The Company cannot predict with certainty the effect any such proposals, if adopted, or legislative developments could have on its business and operations. It is likely that health care reform at the federal and state levels will require the Company to make significant changes to the way it conducts its health insurance business. See "Risk Factors -- Insurance Regulation." The Company has already initiated activity to prepare for expected legislation. For example, the Company has begun to establish HMOs for Medicare managed care programs which are expected to be included in federal Medicare reform programs.

   GOVERNMENT REGULATION

        The Company and its insurance subsidiaries are subject to extensive governmental regulation and supervision in each of the jurisdictions in which it or its subsidiaries conduct business. Such regulation vests in governmental agencies broad regulatory, supervisory and administrative power with respect to the Company's business, including premium rate levels, premium rate increases, policy forms, minimum loss ratios, dividend payments, claims settlement, licensing of insurers and their agents, capital adequacy, transfer of control, the amount and type of investments the Company may have, reserve requirements, solvency standards, trade practices and periodic examinations. Such regulations are primarily intended to protect policyholders and not investors. The Company's accident and health coverages generally are subject to rate regulation by state insurance departments which in certain cases require that certain minimum loss ratios be maintained.

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

   (3) Represents the Company's income before taxes, excluding the effects of realized investment gains and losses. The 1995 amount also excludes approximately $5.2 million in payments to converting bondholders and other expenses relating to the conversion of the 8% Debentures.


   Group Medical Division

        Revenue. Total revenue in the Group Medical Division decreased $26.7 million, or 6%, from $457.6 million to $430.9 million. The decrease was primarily due to a reduction of premium revenue on the Company's major medical products of $26.9 million, or 6%, from $431.8 million to $404.9 million. A major portion of the decrease in major medical premium revenue was due to the Company's decision to market unaffiliated companies' HMO products in states such as California, where competitive pressures and state reforms made it difficult to underwrite the Company's indemnity products on a profitable basis. In connection with the Company's decision to cease selling new products in these states, the Company's career agency force submitted $28.2 million of annualized HMO premiums to unaffiliated companies during 1995. While these premiums are not received by the Company, the Company receives marketing commission overrides from the unaffiliated companies for this production. The remaining decrease in major medical premium revenue was due to lower average premiums on new issues due to the increased use of managed care products.

        Net investment income decreased $2.7 million, or 26%, from $10.4 million to $7.7 million, due to a reduction in invested assets caused by the decrease in major medical in-force business and the general decline in interest rates. Total realized investment losses decreased $0.6 million or 50% from $1.2 million to $0.6 million.

        Other income increased $1.9 million, or 11%, from $16.6 million to $18.5 million, due to marketing commission overrides received from the sale of HMO products of unaffiliated companies.

        Benefits. The following table sets forth the earned premium, benefits, and loss ratios for products issued by the Group Medical Division:
                          (DOLLARS IN
                          THOUSANDS)
                        1995      1994
   Earned premium (1)  $414,160  $443,599
   Benefits (1)  . .    261,336   279,419
   Loss ratio  . . .      63.1%     63.0%

   (1) In the Company's statement of consolidated income, earned premium represents premiums written, adjusted for reinsurance; the changes in unearned premium are reflected in benefits.

        The Company has historically held reserve margins in its accident and health claims reserve to provide for potential adverse deviation. Based on a review of prior year reserve developments, the Company reduced margins in the major medical claims reserves in 1994 by approximately $10.4 million. Excluding the reduction in claim reserve margins, the 1994 major medical loss ratio was 65.3%. Improvement in the loss ratio in 1995 was due to continued increases in PPO penetration and higher claim costs in 1994.

        Insurance and General Expenses. Insurance and general expenses increased $2.6 million, or 2%, from $116.9 million to $119.5 million. The expense ratio increased in 1995 due to system development costs, consolidation of claim operations, and the 6% drop in premium revenue.

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

        Net investment income increased $3.2 million, or 57%, from $5.6 million to $8.8 million, primarily due to a 10-basis point improvement in yields and increased invested assets. The total realized gains increased $4.2 million from $0.9 million to $5.1 million.

        Benefits. The following table sets forth the earned premium, benefits, and loss ratios for senior health products:

                          (DOLLARS IN
                           THOUSANDS)
                        1995      1994
   Earned premium (1)  $217,302  $225,604
   Benefits (1)  . .    143,226   137,853
   Loss ratio  . . .      65.9%     61.1%

   (1) In the Company's statement of consolidated income, earned premium represents premiums written, adjusted for reinsurance; the changes in unearned premium are reflected in benefits.

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

   Life Insurance Division

        Revenue. Total revenue in the Life Insurance Division increased $44.4 million, or 62%, from $71.1 million to $115.5 million. The increase was due primarily to the acquisition of CNL in the first quarter of 1995 which added $5.8 million in premium and $23.2 million in investment income. The remaining increase was due to increased sales of the senior life insurance product marketed in conjunction with Medicare supplement and long-term care policies.

        Net investment income increased $27.5 million, or 102%, from $26.9 million to $54.4 million. This increase was primarily due to the acquisition of CNL.

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

        Pre-tax income decreased $1.3 million, or 65%, from $2.0 to $0.7 million. The decrease in profitability was due to expenses related to the development of preferred provider organizations and health maintenance organizations in selected states. The division expects continued pressure on earnings during 1996 as it continues development of these managed care programs. The Company has targeted its managed care development efforts in geographic locations where it already has high concentrations of policyholders and sales agents.

   Corporate Expenses

        Corporate expenses decreased $1.4 million, or 16%, from $8.9 million to $7.5 million (excluding the $5.2 million paid to holders of the Company's 8% Debentures and other expenses in connection with the conversion of the 8% Debentures, in the third quarter of 1995). Interest expense decreased $0.3 million, or 6%, from $4.9 million to $4.6 million, primarily due to the utilization of a portion of the Company's Credit Facility beginning in the fourth quarter of 1994 offset by a decrease in interest expense due to the conversion of the Company's 8% Debentures.


   Consolidated Financial Condition and Results of Operations

   Fiscal Year 1995 Compared to Fiscal Year 1994

        Net income. The Company's consolidated net income increased $3.9 million, or 21%, from $17.1 million to $21.0 million. This increase was due primarily to improved profitability in the Group Medical Division as a result of improved loss ratios and a lower level of DAC amortization.


        Premiums and policy charges. Total premiums and policy charges decreased $17.1 million, or 2%, from $704.1 million to $687.0 million. This decrease was due to the decrease in accident and health premiums of $33.2 million, or 5%, which was due primarily to a decrease in premiums from major medical products of $26.9 million, or 6%. The decrease in premiums was primarily due to the Company's decision to market unaffiliated companies' HMO products in states such as California, where competitive pressures and state reforms made it difficult to underwrite the Company's indemnity products on a profitable basis. Total health insurance premiums attributable to Medicare supplement and long-term care products remained relatively constant. Life insurance premiums increased $16.2 million, or 36%, primarily due to the acquisition of CNL and new business sales.

        Net investment income. Net investment income increased $28.2 million, or 66%, from $42.8 million to $71.0 million. Invested assets increased
   44% to $1,043 million and annualized investment yields increased from 6.3% to 7.0%. These increases were primarily due to the acquisition of CNL.

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

        Insurance and general expenses. Insurance and general expenses (which includes non-deferred commission compensation to agents) increased $25.6 million, or 13%, from $192.8 million to $218.4 million. Expenses for the Medical Utilization Management Division increased due to the increase in sales and the acquisition of ACMG. Expenses in the insurance divisions increased due to the development of new marketing and sales incentive programs, system development costs, and the acquisition of CNL. Corporate expenses increased $4.0 million primarily due to $5.2 million in payments made to converting bondholders and other expenses relating to the August 1995 conversion of the Company's 8% Debentures.

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

        The ability of the insurance subsidiaries to pay dividends and make other payments to the Company is subject to state insurance department regulations which generally permit dividends and other payments to be paid for any twelve month period in amounts equal to the greater of (i) net gain from operations in the case of a life insurance company or net income in the case of all other insurance companies for the preceding calendar year or (ii) 10% of surplus as of the preceding December 31st. Any dividends in excess of these levels require the prior approval of the Director or Commissioner of the applicable state insurance department. The amount of dividends that the Company's insurance subsidiaries could pay in 1996 without prior approval is approximately $3.7 million. The liquidity requirements of the holding company have historically been met through dividends from the non-insurance subsidiaries which receive payments primarily from fees charged for administrative and marketing services provided to the Company's insurance subsidiaries and other unaffiliated companies. Dividends from the insurance subsidiaries could be required in the future to meet such liquidity requirements.

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

        Under the March 1995 Term Loan, the Company borrowed $15.0 million from a group of banks to repay amounts borrowed under the Company's Credit Facility in conjunction with the acquisition of CNL. Interest on the March 1995 Term Loan is payable quarterly, and is based upon either a prime rate, LIBOR or a CD rate, plus a margin. The March 1995 Term Loan bore interest at 5% per annum at March 1, 1995. The note, which is unsecured, requires principal payments of $0.5 million plus interest per quarter with a final payment on December 31, 1999.

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

        Under the August 1995 Term Loan, the Company borrowed $11.1 million from a group of banks to repay amounts borrowed under the Company's Credit Facility to, among other things, fund payments to converting bondholders and other expenses relating to the conversion of the 8% Debentures. Interest on the August 1995 Term Loan is based on either a prime rate LIBOR, or a CD rate, plus a margin. The August 1995 Term Loan bore interest at 8.25% per annum at March 1, 1996. The unsecured note requires principal repayments of $0.9 million plus interest per quarter through August 31, 1998.

        In September 1995, a non-insurance subsidiary of the Company borrowed $3.3 million from a finance company to finance the purchase of certain equipment. The note, which is secured by the equipment purchased, bears interest at a fixed rate of 7.81% and has principal and interest payments of $0.04 million payable monthly through August 2005.

        The Company's Credit Facility provides a line of credit arrangement for short-term borrowings with three banks amounting to $17.0 million through April 1996, of which $3.5 million was used at December 31, 1995. Amounts borrowed under the Credit Facility accrue interest at a rate per annum based upon either a prime rate,LIBOR or a CD rate, plus a margin. At
   March 1, 1995 the Credit Facility bore interest at 8.25% per annum. In January 1996, the amount available under the Credit Facility was increased to $27.0 million. The line of credit arrangement can be terminated, in accordance with the agreement, at the Company's option. The Company expects that the Credit Facility will be extended at its maturity.

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

        In March 1996 the Company acquired all of the outstanding stock of Universal Fidelity for a total purchase price of approximately $26.0 million. In order to finance the acquiition, the Company incurred
   $26 million of additional indebtedness, including $7.8 million of intercompany indebtedness and $6 million of notes issued to the sellers. The Company expects to refinance the intercompany indebtedness after completion of this offering. The seller notes bear interest at an annual rate of 6%, are due in two equal installments on the first and second anniversary of the closing and are backed by letters of credit.
   Universal Fidelity's business is primarily senior health insurance, including Medicare supplement, long-term care and other supplemental insurance.


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

   10 (o) Pioneer Financial Services, Inc.
         Employee Stock Purchase Plan
         (filed herewith)

   10 (p) Pioneer Financial Services, Inc.
         Directors Compensation Deferral
         Plan (filed herewith)

   10 (q) Credit Agreement (Term A) dated as of March 22, 1995 by and among the Company and American National Bank and Trust Company of Chicago, Firstar
         Bank Milwaukee, N.A. and Bank One,
         Rockford N.A. (filed as Exhibit 10(a)
         to the Company's Form 10-Q for the
         quarterly period ended March 31, 1995
         and incorporated herein by reference)

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

   10 (t) Pioneer Financial Services, Inc. Executive
         Deferred Compensation Program (filed herewith)

   10 (u) Credit Agreement (Term B) dated August 30,
         1995 (filed herewith)

   10 (v) Amendment to Amended and Restated Credit
         Agreement dated August 30, 1995 (filed
         herewith)

   10 (w) Amendment to Credit Agreement (Term A) dated August 30, 1995 (filed herewith)

   10 (x) Second Amendment to Amended and Restated
         Credit Agreement dated January 19, 1995
         (filed herewith)

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


                             SCHEDULE III (continued)
                 PIONEER FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                        SUPPLEMENTARY INSURANCE INFORMATION
                                  (In thousands)

                                                  Amortization
                                   Net                 of
                      Premiums  Investment          Deferred
                        and     Income and           Policy             Other
                       Policy Realized Gains       Acquisition Other  Operating
   Segment            Charges   and Losses* Benefits  Costs    Income Expenses*

   1995:

   Group Medical     $404,911   $  7,107   $253,444 $ 38,032 $ 18,867  $119,680

   Senior Health      221,040     13,959    145,527   21,601    1,557    52,675

   Life Insurance      61,092     53,902     76,846    9,566      551    22,005

   Medical Utilization
     Management             -          -          -        -   17,098    16,359

   Corporate Expenses       -          -          -        -       -    12,627
                     $687,043   $ 74,968   $475,817 $ 69,199$  38,073  $223,346

   1994:

   Group Medical     $431,831   $  9,184   $267,450 $ 62,281$  16,618  $117,013

   Senior Health      227,349      6,516    139,799   29,807    1,166    52,005

   Life Insurance      44,929     26,700     42,947    7,985     (554)   11,606

   Medical Utilization
     Management             -          3          -        -   10,413     8,390

   Corporate Expenses       -          -          -        -        -     8,850
                     $704,109   $ 42,403   $450,196 $100,073 $ 27,643  $197,864

   1993:

   Group Medical     $357,784   $  8,033   $246,117 $ 36,189 $ 13,925  $ 90,908

   Senior Health      243,900      2,393    151,846   30,132      800    52,860

   Life Insurance      39,282     28,478     39,419   10,554       27    10,191

   Medical Utilization
     Management             -          2          -        -    4,504     5,717

   Corporate Expenses       -          -          -        -       -      6,431
                     $640,966   $ 38,906   $437,382 $ 76,875 $ 19,256  $166,107


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

   March 20, 1996                     /S/ Peter W. Nauert
                                      Peter W. Nauert
                                      Chairman and Chief Executive Officer


   March 20, 1996                    /S/  David I. Vickers
                                     David I. Vickers
                                     Treasurer and Chief Financial Officer