Form 10-Q
period 1996-03-31
PIONEER FINANCIAL SERVICES INC /DE
filed 1996-05-13
CIK 799036

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                                    FORM 10-Q




(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended March 31, 1996


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

 Registrant's telephone number, including area code (847) 995-0400



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


     The number of shares of the registrant's common stock, $1.00 par value per share, outstanding as of April 30, 1996 was 10,149,300.







PIONEER FINANCIAL SERVICES, INC. AND SUBSIDIARIES

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

                                                    March 31,   December 31,
                                                      1996           1995
                                                   (Unaudited)
ASSETS
Investments-Note 1 and 3
 Securities available for sale
 Fixed maturities, at fair value
     (cost: 1996-$623,569; 1995-$597,078)          $  626,982     $  622,666
    Equity securities, at fair value
     (cost: 1996-$23,113; 1995-$13,333)                26,987         15,570
 Fixed maturities held to maturity, at amortized cost
    (fair value: 1996-$259,969; 1995-$252,728)        259,756        246,041
 Mortgage loans--at unpaid balance                      8,438          9,253
 Real estate--at cost, less accumulated depreciation   18,197         18,250
 Policy loans--at unpaid balance                       80,415         79,122
 Short-term investments--at cost,
   which approximates fair value                       86,978         51,690
Total Investments                                   1,107,753      1,042,592

Cash                                                   17,442         20,274
Premiums and other receivables, less
 allowance for doubtful accounts                       26,493         23,429
Reinsurance receivables and amounts
  on deposit with reinsurers                          200,099        184,719
Accrued investment income                              13,804         13,307
Deferred policy acquisition costs                     226,089        219,874
Land, building and equipment-at cost, less
 accumulated depreciation                              27,242         26,433
Other                                                  36,762         28,293
                                                   $1,655,684     $1,558,921



LIABILITIES, REDEEMABLE PREFERRED STOCK,
    AND STOCKHOLDERS' EQUITY

Policy liabilities:
  Future policy benefits                            $ 968,961     $ 961,127
  Policy and contract claims                          170,727       166,111
  Unearned premiums                                    77,603        71,150
  Other                                                18,754        16,077
                                                    1,236,045     1,214,465

General expenses and other liabilities                 54,383        48,580
Amounts due to reinsurers                              88,864        82,954
Deferred federal income taxes                             801         2,393
Short-term notes payable                                6,864        13,534
Long-term notes payable                                 6,620        21,504
Convertible subordinated debentures due 2000            9,475         9,695
Convertible subordinated notes due 2003                86,250            -
                                                    1,489,302     1,393,125

Redeemable Preferred Stock, no par value:
  $2.125 cumulative convertible exchangeable
   preferred stock
  Authorized:  5,000,000 shares
  Issued and outstanding:
   (1996: 848,100 shares; 1995: 848,900 shares)        21,203        21,222

Stockholders' Equity
  Common Stock, $1 par value:
   Authorized:  20,000,000 shares
   Issued, including shares in treasury
    (1996-11,246,067; 1995-11,207,591)                 11,246        11,208
  Additional paid-in capital                           72,637        72,198
  Unrealized appreciation (depreciation) of
   available-for-sale securities-Note 3                (1,078)        4,518
  Retained earnings                                    72,594        66,870
  Less treasury stock at cost
   (1996-1,132,300 shares; 1995-1,132,300 shares)     (10,220)      (10,220)
Total Stockholders' Equity                            145,179       144,574
                                                   $1,655,684    $1,558,921

See notes to condensed consolidated financial statements.



PIONEER FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share amounts)

                                   Three Months Ended
                                        March 31,
                                     1996     1995

Income:
  Premiums and policy charges    $175,573   $169,575
  Net investment income            17,991     17,497
  Other income and realized gains
   and losses from investments     12,614      6,947
                                  206,178    194,019
Benefits and expenses:
  Benefits                        121,454    116,961
  Insurance and general expenses   54,804     50,665
  Interest expense                    961      1,710
  Amortization of deferred policy
    acquisition costs              18,838     17,174
                                  196,057    186,510

INCOME BEFORE INCOME TAXES         10,121      7,509
  Federal income taxes              3,390      2,554


NET INCOME                          6,731      4,955


PREFERRED STOCK DIVIDENDS             451        498


INCOME APPLICABLE TO
  COMMON STOCKHOLDERS           $   6,280  $   4,457


NET INCOME PER COMMON SHARE
  Primary                       $     .60  $     .73
  Fully Diluted                 $     .54  $     .47


DIVIDENDS DECLARED
  PER COMMON SHARE              $    .055  $   .045

AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING
  Primary                          10,500      6,111
  Fully Diluted                    12,859     12,408

See notes to condensed consolidated financial statements.


PIONEER FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

                                                  Three Months Ended
                                                       March 31,
                                                   1996        1995

NET CASH PROVIDED BY OPERATING ACTIVITIES    $    11,470   $   12,386


INVESTING ACTIVITIES
   Net decrease (increase) in
      short-term investments                     (33,528)      26,457
   Purchases of investments                      (83,753)     (46,741)
   Sale of investments                            52,932       31,208
   Maturities of investments                      12,406        1,109
   Net sale (purchase) of property and equipment    (896)         313
   Purchase of subsidiaries                      (22,739)      (7,629)


     NET CASH PROVIDED (USED) BY
       INVESTING ACTIVITIES                      (75,578)       4,717


FINANCING ACTIVITIES
   Net proceeds from debt offering                83,016           -
   Increase in notes payable                       5,848       20,610
   Repayments of notes payable                   (27,401)     (21,042)
   Proceeds from sale of agent receivables         6,426        4,415
   Transfer of collections on previously
      sold agent receivables                      (5,467)      (5,199)
   Policyholder account deposits                  10,882       10,064
   Policyholder account withdrawals              (11,260)     (12,149)
   Dividends paid - preferred                       (450)        (457)
   Dividends paid - common                          (556)        (273)
   Stock options exercised                           231          335
   Purchase of treasury stock                         -          (485)
   Retirement of preferred stock                      -          (398)
   Other                                               7           12


    NET CASH PROVIDED (USED) BY
        FINANCING ACTIVITIES                      61,276       (4,567)


DECREASE IN CASH                                  (2,832)     (12,536)


CASH AT BEGINNING OF PERIOD                       20,274        8,612


CASH AT END OF PERIOD                         $   17,442   $   21,148

See notes to condensed consolidated financial statements.


PIONEER FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 1996


NOTE 1 -- ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Pioneer Financial Services, Inc. ("Pioneer" or "the Company") Annual Report on Form 10-K for the year ended December 31, 1995.

EARNINGS PER SHARE

Primary earnings per share of Common Stock are determined by dividing net income for the period, less dividends on Preferred Stock, by the weighted average number of common stock and common stock equivalents (dilutive stock options) outstanding. Fully diluted earnings per share assumes conversion of the Preferred Stock outstanding and conversion of the Subordinated Debentures and Notes with related tax-effected interest added back to net income. (See discussion in Exhibit 11 on page 15).


NOTE 2 -- STOCKHOLDERS' EQUITY

The statutory accounting practices prescribed for Pioneer's insurance subsidiaries by regulatory authorities differ from GAAP. The combined statutory-basis capital and surplus of Pioneer's direct insurance subsidiaries was $139,341,000 and $115,423,000 at March 31, 1996 and December 31, 1995,
respectively. Statutory net income of the insurance subsidiaries amounted to $3,800,000 and $1,825,000 for the three month periods ended March 31, 1996 and 1995, respectively.


NOTE 3 -- INVESTMENTS

Realized investment gains for the three month periods ended March 31, 1996 and 1995 were $459,000 and $317,000, respectively.

Unrealized depreciation of available-for-sale securities at March 31, 1996 of $1,078,000 included unrealized appreciation of $6,733,000 less unrealized appreciation of $8,374,000 on investments in escrow trust accounts pursuant to agreements with certain reinsurers and net of deferred tax benefits of $563,000. Unrealized appreciation on available-for-sale securities at December 31, 1995 of $4,518,000 included gross appreciation of $27,150,000 less unrealized appreciation of $17,397,000 on investments in escrow trust accounts pursuant to agreements with certain reinsurers and net of deferred taxes and DAC adjustments of $5,235,000.


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


NOTE 5 -- BUSINESS COMBINATION

On March 12, 1996, Pioneer acquired for a cost of $26,400,000 the outstanding common shares of Universal Fidelity Life Insurance Company (UFLIC). The acquisition was accounted for by the purchase method and, accordingly, the purchase price was allocated to assets and liabilities acquired based on estimates of their fair values.


NOTE 6 -- CONVERTIBLE SUBORDINATED DEBENTURES

In March 1996 the Company issued $86,250,000 of 6 1/2% convertible subordinated notes due 2003. Net proceeds from the offering totaled approximately $83,000,000. The notes are convertible into the Company's common stock at any time prior to maturity, unless previously redeemed, at a conversion price of $20.00 per share.


NOTE 7 -- SUBSEQUENT EVENT

In April 1996, the Company exercised its right to redeem for cash or offer for conversion to common stock all outstanding shares of its cumulative convertible exchangeable preferred stock to be effective May 15, 1996. The total redemption price per share will be $25.85 per share plus accrued and unpaid dividends to the redemption date. Each share of preferred stock is convertible into 1.6 shares of common stock.


ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations - First Three Months of 1996 Compared to First Three Months of 1995

Overview

The information set forth below is based on the Company's major product lines.

                                                 Three Months
                                                Ended  March 31
                                                1996      1995
  Revenues
          Group Medical                      $ 104,381 $ 102,853
          Senior Health                         64,347    60,392
          Life Insurance                        30,432    27,807
          Medical Utilization Management         7,018     2,967
               TOTAL                         $ 206,178 $ 194,019

  Pre-tax operating income
          Group Medical                      $   5,035 $   4,776
          Senior Health and Life                 2,670     3,378
          Life Insurance                         2,842       489
          Medical Utilization Management           672       536
          Total pre-tax operating income before
             corporate expense and interest     11,219     9,179
          Corporate expense and interest        (1,557)   (1,987)
                 TOTAL                       $   9,662 $   7,192


Group Medical

Revenue. Total revenue in the Group Medical Division increased $1.5 million, or 1%, from $102.9 million to $104.4 million.

Net investment income decreased $0.4 million, or 15%, from $2.6 million to $2.2 million, due to a reduction in invested assets caused by the decrease in major medical in-force business. Total realized investment gains were relatively unchanged compared to the first quarter of 1995.

Other income increased $0.9 million, or 25%, from $3.6 million to $4.5 million, due to marketing commission overrides received from the sale of HMO products of unaffiliated companies.

Benefits. The following table sets forth the earned premium, benefits, and loss ratios for products issued by the Group Medical Division:

                                                   Three Months
                                                 Ended  March 31
                                                  1996      1995

          Earned Premium  (1)                $  98,898 $ 103,148
          Benefits  (1)                         60,681    63,775
          Loss Ratio                              61.4%     61.8%

(1) In the Company's statement of consolidated income, accident and health premium revenue represent premiums written; the changes in unearned premiums are reflected in accident and health benefits.


The loss ratio in 1996 was relatively unchanged from the first quarter of 1995. The slight improvement was due to an increase in the level of managed care savings and PPO penetration.

Insurance and General Expenses. Insurance and general expenses increased $0.1 million, from $29.0 million to $29.1 million. The increase related to the slight increase in premium revenue.

The amortization of Deferred Policy Acquisition Costs (DAC) increased $0.5 million, or 5%, from $9.7 million to $10.2 million.

Senior Health and Life Division

Revenue. Total revenue in the Senior Health and Life Division increased $3.9 million, or 6%, from $60.4 million to $64.3 million. Senior health premium increased $2.6 million, or 4%, from $58.0 million to $60.6 million due to a 51% increase in new Medicare supplement sales.

Net investment income increased $0.6 million, or 27%, from $2.2 million to $2.8 million, primarily due to increased invested assets. The total realized gains increased $0.2 million from $0.1 million to $0.3 million.

Benefits. The following table sets forth the earned premium, benefits, and loss ratios for senior health products:


                                                  Three Months
                                                 Ended March 31
                                                 1996      1995

          Earned Premium  (1)                $  57,653 $  53,429
          Benefits  (1)                         39,879    36,081
          Loss Ratio                              69.2%     67.5%

(1) In the Company's statement of consolidated income, accident and health premium revenue represent premiums written; the changes in unearned premiums are reflected in accident and health benefits.


During the quarter, the division experienced higher medical claims ratios, similar to the trend in 1995 when claims levels during the first two quarters were higher than subsequent quarters. Although premium rate adjustments taking effect throughout 1996 will have some impact, the company expects Medicare supplement claims ratios to be about equal to or slightly higher than last year.

Insurance and General Expenses. Insurance and general expenses increased $0.6 million, or 5%, from $13.1 million to $13.7 million. The expense ratio remained relatively unchanged. The decline in administrative expense levels was offset by an increase in marketing expenses associated with new marketing initiatives.

The amortization of DAC increased $0.6 million, or 12%, from $5.1 million to $5.7 million.

Life Insurance Divison

Revenue. Total revenue in the Life Insurance Division increased $2.6 million, or 9%, from $27.8 million to $30.4 million. The increase was due primarily to higher sales of the senior life insurance product marketed in conjunction with Medicare supplement and long-term care policies.

Net investment income increased $0.2 million, or 2%, from $12.8 million to $13.0 million.

Benefits. Total life and annuity policy benefits increased $0.6 million, or 3%, from $19.0 million to $19.6 million. This increase was primarily due to the increased senior life insurance in-force.

Insurance and General Expenses. Insurance and general expenses decreased $0.9 million, or 16%, from $5.8 million to $4.9 million. The decrease was primarily due to consolidation costs incurred pursuant to the acquisition of Connecticut National Life (CNL) in the first quarter of 1995. The unit cost of administration per policy in-force remained relatively constant in 1996.

The amortization of DAC remained relatively unchanged, with the increase in senior life amortization offsetting a decrease in the amortization on the traditional term life block of business.

Medical Utilization Managemen Division

Pre-tax income increased $0.2 million, or 40%, from $0.5 million to $0.7 million. This increase was primarily due to an increase in this division's revenues of $4.0 million offset to a large extent by HMO start-up costs. The increase in revenues was primarily due to expanded sales to unaffiliated clients and the acquisition of ACMG, Inc. (ACMG) in the third quarter of 1995.

Corporate Expenses and Interest

Corporate expenses decreased $0.4 million, or 20%, from $2.0 million to $1.6 million. Interest expense decreased $0.7 million from $1.6 million to $0.9 million due to the conversion of the Company's 8% debentures in the third quarter of 1995. The general corporate overhead increased due to expenses incurred relative to the offering of the Company's 6 1/2% notes in the first quarter of 1996.

CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Income. The Company's consolidated net income increased $1.7 million, or 34%, from $5.0 million to $6.7 million. This increase was due primarily to improved profitability in the Life Division as a result of lower expense levels and mortality.

Premiums and Policy Charges. Total premiums and policy charges increased $6.0 million, or 4%, from $169.6 million to $175.6 million. This increase was due primarily to the increase in accident and health premiums of $3.6 million, or 2%, which was due primarily to an increase in premiums from Medicare supplement and long-term care products of $2.6 million, or 4%. Premiums from major medical products increased $1.0 million or 1%. Life insurance premiums increased $2.4, or 16%, primarily due to new business sales.

Net Investment Income. Net investment income increased $0.5 million, or 3%, from $17.5 million to $18.0 million due to an increase in invested assets. Annualized investment yields decreased from 7.0% to 6.8%.

Other Revenue. Other income and realized investment gains and losses increased $5.7 million, or 83%, from $6.9 million to $12.6 million. The increase in other income was due to the acquisition of ACMG and increased sales to unaffiliated clients by the Medical Utilization Management Division. The remaining other income generated by the Company's non-insurance subsidiaries and realized investment gains remained relatively unchanged.

Benefits. Total benefits increased $4.5 million, or 4%, from $117.0 million to $121.5 million. Accident and health benefits, which include the change in unearned premiums, increased $4.0 million, or 4%, from $97.9 million to $101.9 million. The accident and health loss ratio increased to 64.2% from 63.8%. Life and annuity benefits increased $.6 million, or 3%. This increase was due to increased senior life insurance in-force.

Insurance and General Expenses. Insurance and general expenses (which includes non-deferred commission compensation to agents) increased $4.1 million, or 8%, from $50.7 million to $54.8 million. Expenses for the Medical Utilization Management Division increased due to the increase in sales and the acquisition of ACMG. Expenses in the insurance divisions remained relatively consistent with the first quarter of 1995. Corporate expenses increased $0.4 million primarily due to the March 1996 public offering of the Company's 6 1/2% notes.

Amortization of DAC. Amortization of DAC increased $1.6 million, or 9%, from $17.2 million to $18.8 million.

Income Tax Rate. The effective federal income tax rate was 34% due to the continued investment in non-taxable securities included in the Company's portfolio.


Other. Investments, premiums and other receivables, amounts on deposit and due from reinsurers, accrued investment income and other assets increased principally due to the March 1996 acquisition of Universal Fidelity Life Insurance Company (UFLIC). The decrease in short-term notes payable and the long-term notes payable resulted from the use of proceeds from the Company's March 1996 public offering of 6 1/2% nots to retire bank debt. General expenses and other liabilities, and amounts due to reinsurers increased due primarily to the acquisition of UFLIC. The remaining balance sheet amounts remained relatively consistent with the amounts at December 31, 1995.

DEFERRED POLICY ACQUISITION COSTS

Under generally accepted accounting principles, a DAC asset is established to match properly the costs of writing new business against the expected future revenues or gross profits from the policies. The costs which are capitalized and amortized consist of first-year commissions in excess of renewal comissions and certain home office expenses related to selling, policy issue, and underwriting.

The deferred acquisition costs for accident and health policies and traditional life policies are amortized over future premium revenues of the business to which the costs are related. The rate of amortization depends on the expected pattern of future premium revenues for a block of policies. The scheduled amortization for a block of policies is established when the policies are issued. However, the actual amortization of DAC will reflect the actual persistency and profitability of the business. For example, if actual policy terminations are higher than expected or if future losses are anticipated, DAC could be amortized more rapidly than originally scheduled or written-off, which would reduce earnings in the applicable period.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated liquidity requirements are created and met primarily by operations of its subsidiaries. The insurance subsidiaries' primary sources of cash are premiums, investment income, and investment sales and maturities. The insurance subsidiaries' primary uses of cash are operating costs, policy acquisition costs, payments to policyholders and investment purchases. In addition, liquidity requirements of the holding company are created by the dividend requirements of the $2.125 Preferred Stock, Common Stock dividends, interest payments on the 8% Debentures, interest payments on the 6 1/2% Notes, and other debt service requirements. These liquidity requirements of the holding company have historically been met through dividends from the non-insurance subsidiaries which receive payments primarily from fees charged for administrative and marketing services provided to the Company's insurance subsidiaries and other unaffiliated companies. Dividends from the insurance subsidiaries could be required in the future to meet such liquidity requirements.

The ability of the insurance subsidiaries to pay dividends and make other payments to the Company is subject to state insurance department regulations which generally permit dividends and other payments to be paid for any twelve month period in amounts equal to the greater of (i) net gain from operations in the case of a life insurance company or net income in the case of all other insurance companies for the preceding calendar year or (ii) 10% of surplus as of the preceding December 31st. Any dividends in excess of these levels require the prior approval of the Director or Commissioner of the applicable state insurance department. The amount of dividends that the Company's insurance subsidiaries could pay in 1996 without prior approval is approximately $5.4 million.


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

The Company has offered agent commission financing to certain of its agents and marketing organizations which consists primarily of annualization of first year commissions. This means that when the first year premium is paid in installments, the Company will advance a percentage of the commissions that the agent would otherwise receive over the course of the first policy year. The Company through a subsidiary has entered into agreements with an unaffiliated corporation to provide financing for a portion of its agent commission advance program through the sale of agent receivables. Proceeds from such sales for the three month periods ended March 31, 1996 and 1995 were $6.4 million and $4.4 million, respectively. The termination date of the current program is December 31, 1997, subject to extension or termination as provided therein. The Company has retained approximately $13.2 million of agent advances at March 31, 1996.

In July 1993, the Company issued $57.5 million of 8% Debentures. Net proceeds from the offering totaled approximately $54.0 million. The 8% Debentures are convertible into the Company's Common Stock at any time prior to maturity, unless previously redeemed, at a conversion price of $11.75 per share. In August 1995, the Company accepted the conversion of $46.9 million of the outstanding 8% Debentures. The effect of the conversion was an increase in stockholders' equity of $45.3 million and a charge of $3.5 million, net of taxes, for payments to converting bondholders and other expenses relating to the conversion.

In August 1993, a non-insurance subsidiary of the Company borrowed $1.5 million to from a commercial bank to finance the acquisition of Healthcare Review Corporation ("HRC"). Interest on the unsecured note is payable quarterly at the lending bank's prime rate of interest. The note requires principal repayments of $0.08 million per quarter plus interest through July 31, 1998.

In December 1994, a non-insurance subsidiary of the Company borrowed $0.4 million from a commercial bank to finance the purchase of real estate. The note, which is secured by the real estate purchased, bears interest at the lending bank's prime rate of interest and is payable quarterly, with principal payments of $0.02 million, through December 1, 1999.

In January 1995, an insurance subsidiary of the Company issued a note in the amount of $1.7 million as a portion of the acquisition price of CNL. The principal balance of the note may be reduced by the amount of capital losses incurred by the Company on mortgage loan and real estate holdings of CNL through January 31, 1997. Interest is payable on the note at the average earnings rate of these investments, currently eight percent. The note matures in January 1997.

In June 1995, a non-insurance subsidiary of the Company borrowed $1.2 million from a commercial bank in order to fund HMO development. Interest on this secured facility is payable monthly at a fixed rate of 8.8%, with principal due at maturity. This facility matures in June, 1996.

In June 1995, a non-insurance subsidiary of the Company entered into a $1.0 million line of credit arrangement with a commercial bank in order to finance the subsidiary's working capital needs. Interest on this secured facility is payable monthly at the lending bank's prime rate of interest. This facility matures in June 1996.

In September 1995, a non-insurance subsidiary of the Company borrowed $3.3 million from a finance company to finance the purchase of certain equipment.
The note, which is secured by the equipment purchased, bears interest at a fixed rate of 7.81% and has principal and interest payments of $0.04 million payable monthly through August 2005.

The Company has a line of credit arrangement for short-term borrowings with four banks amounting to $27.0 million through April 1996, all of which was unused at March 31, 1996 (the "Credit Facility"). The line of credit arrangement can be terminated, in accordance with the agreement, at the Company's option. The Company expects that the Credit Facility will be extended at its maturity.

In March 1996, the Company issued $86.25 million of its 6 1/2% Notes. Net proceeds from the offering totaled approximately $83.0 million. The notes are convertible into the Company's Common Stock at any time prior to maturity, unless previously redeemed, at a conversion price of $20.00 per share.

In March 1996, the Company issued notes totaling $5.8 million as a portion of the acquisition price of UFLIC. The notes bear interest payable quarterly, at a rate of 6% with principal payable in two equal installments on the first and second anniversary of the closing. The notes are backed by letters of credit.

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

In February 1996, the Company's Board of Directors announced a quarterly Common Stock dividend of 5.5 cents per share, with an expectation of a total of 22 cents per share to be paid for 1996.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

For a discussion of a new long-lived assets accounting standard and a new stock-based employee compensation accounting standard and the impact of these standards on the financial statements of the Company, see Note 2 of Notes to Consolidated Financial Statements.

PIONEER FINANCIAL SERVICES, INC. AND SUBSIDIARIES

PART II.   OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         Exhibit 11 - Statement of Computation
                      of Per Share Earnings

         Exhibit 27 - Financial Data Schedule

    (b)  Reports on Form 8-K

    The Company filed no reports on Form 8-K during the first quarter of 1996.



                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                              Pioneer Financial Services, Inc.




      May 10, 1996        /s/ Peter W. Nauert
          Date            Peter W. Nauert
                          Chairman and Chief Executive Officer




      May 10, 1996        /s/ David I. Vickers
          Date            David I. Vickers
                          Treasurer and Chief Financial Officer