Form 10-Q
period 1996-06-30
PIONEER FINANCIAL SERVICES INC /DE
filed 1996-08-14
CIK 799036

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                                    FORM 10-Q




(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended June 30, 1996


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


     The number of shares of the registrant's common stock, $1.00 par value per share, outstanding as of July 31, 1996 was 11,024,778.







PIONEER FINANCIAL SERVICES, INC. AND SUBSIDIARIES

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

                                                    June 30,    December 31,
                                                      1996         1995
                                                   (Unaudited)
ASSETS
Investments-Note 1 and 3
 Securities available for sale
 Fixed maturities, at fair value
     (cost: 1996-$646,295; 1995-$597,078)          $  640,136     $  622,666
    Equity securities, at fair value
     (cost: 1996-$20,859; 1995-$13,333)                23,293         15,570
 Fixed maturities held to maturity, at amortized cost
    (fair value: 1996-$258,692; 1995-$252,728)        261,544        246,041
 Mortgage loans--at unpaid balance                      8,383          9,253
 Real estate--at cost, less accumulated depreciation   18,008         18,250
 Policy loans--at unpaid balance                       80,640         79,122
 Short-term investments--at cost,
   which approximates fair value                       21,656         51,690
Total Investments                                   1,053,660      1,042,592

Cash                                                   24,067         20,274
Premiums and other receivables, less
 allowance for doubtful accounts                       21,743         23,429
Reinsurance receivables and amounts
  on deposit with reinsurers                          206,090        184,719
Accrued investment income                              14,420         13,307
Deferred policy acquisition costs                     226,801        219,874
Land, building and equipment-at cost, less
 accumulated depreciation                              26,650         26,433
Other                                                  42,390         28,293
                                                   $1,615,821     $1,558,921


                                                    June 30,    December 31,
                                                      1996          1995
                                                   (Unaudited)

LIABILITIES, REDEEMABLE PREFERRED STOCK,
    AND STOCKHOLDERS' EQUITY

Policy liabilities:
  Future policy benefits                            $ 963,808     $ 961,127
  Policy and contract claims                          170,889       166,111
  Unearned premiums                                    79,013        71,150
  Other                                                17,288        16,077
                                                    1,230,998     1,214,465

General expenses and other liabilities                 43,760        48,580
Amounts due to reinsurers                              77,466        82,954
Deferred federal income taxes                           1,125         2,393
Short-term notes payable                                6,519        13,534
Long-term notes payable                                 6,189        21,504
Convertible subordinated debentures due 2000            9,050         9,695
Convertible subordinated notes due 2003                86,250            -
                                                    1,461,357     1,393,125

Redeemable Preferred Stock, no par value:
  $2.125 cumulative convertible exchangeable
   preferred stock
  Authorized:  5,000,000 shares
  Issued and outstanding:
   (1995: 848,900 shares)                                   -        21,222
Stockholders' Equity
  Common Stock, $1 par value:
   Authorized:  20,000,000 shares
   Issued, including shares in treasury
    (1996-11,838,512; 1995-11,207,591)                 11,839        11,208
  Additional paid-in capital                           80,901        72,198
  Unrealized appreciation (depreciation) of
   available-for-sale securities-Note 3                (5,945)        4,518
  Retained earnings                                    77,889        66,870
  Less treasury stock at cost
   (1996-1,132,300 shares; 1995-1,132,300 shares)     (10,220)      (10,220)
Total Stockholders' Equity                            154,464       144,574
                                                   $1,615,821    $1,558,921

See notes to condensed consolidated financial statements.



PIONEER FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share amounts)

                                   Three Months Ended      Six Months Ended
                                        June 30,               June 30,
                                     1996     1995          1996     1995

Income:
  Premiums and policy charges    $182,151   $162,706    $357,724  $332,281
  Net investment income            19,067     17,338      37,058    34,835
  Other income and realized gains
   and losses from investments     10,224     10,208      22,838    17,155
                                  211,442    190,252     417,620   384,271
Benefits and expenses:
  Benefits                        129,207    113,576     250,661   230,537
  Insurance and general expenses   51,909     48,844     106,713    99,509
  Interest expense                  1,800      1,612       2,761     3,322
  Amortization of deferred policy
    acquisition costs              19,467     18,334      38,305    35,508
                                  202,383    182,366     398,440   368,876

INCOME BEFORE INCOME TAXES          9,059      7,886      19,180    15,395
  Federal income taxes              3,035      2,526       6,425     5,080


NET INCOME                          6,024      5,360      12,755    10,315


PREFERRED STOCK DIVIDENDS             141        446        592        904


INCOME APPLICABLE TO
  COMMON STOCKHOLDERS           $   5,883  $   4,914   $  12,163 $   9,411


NET INCOME PER COMMON SHARE
  Primary                       $     .55  $     .78   $    1.14 $    1.52
  Fully Diluted                 $     .44  $     .48   $     .96 $     .94


DIVIDENDS DECLARED
  PER COMMON SHARE              $    .055  $   .045    $     .11 $     .09

AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING
  Primary                          10,771      6,284      10,630     6,185
  Fully Diluted                    16,562     12,638      14,702    12,629


See notes to condensed consolidated financial statements.



PIONEER FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)


                                                   Six Months Ended
                                                       June 30,
                                                   1996        1995

NET CASH PROVIDED (USED) BY OPERATING
ACTIVITIES                                    $ (14,321) $    20,750


INVESTING ACTIVITIES
   Net decrease in
      short-term investments                      32,216       31,571
   Purchases of investments                     (185,366)    (105,976)
   Sale of investments                           128,790       78,839
   Maturities of investments                      14,397        1,145
   Net purchase of property and equipment         (1,187)      (1,273)
   Purchase of subsidiaries, net of cash
      acquired                                   (22,739)      (7,629)


     NET CASH USED BY
       INVESTING ACTIVITIES                      (33,889)      (3,323)


FINANCING ACTIVITIES
   Net proceeds from debt offering                83,016           -
   Increase in notes payable                       5,845       21,850
   Repayments of notes payable                   (28,175)     (21,643)
   Proceeds from sale of agent receivables        13,612        8,864
   Transfer of collections on previously
      sold agent receivables                     (11,472)     (10,616)
   Policyholder account deposits                  19,042       17,519
   Policyholder account withdrawals              (15,596)     (20,129)
   Dividends paid - preferred                       (592)        (904)
   Dividends paid - commo                         (1,145)        (531)
   Stock options exercised                           518          682
   Purchase of treasury stock                         -          (485)
   Retirement of preferred stock                 (13,058)        (460)
   Other                                               8           13


    NET CASH PROVIDED (USED) BY
        FINANCING ACTIVITIES                      52,003       (5,840)


INCREASE IN CASH                                   3,793       11,587
CASH AT BEGINNING OF PERIOD                       20,274        8,612


CASH AT END OF PERIOD                         $   24,067   $   20,199



See notes to condensed consolidated financial statements.


PIONEER FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 1996


NOTE 1 -- ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Pioneer Financial Services, Inc. ("Pioneer" or "the Company") Annual Report on Form 10-K for the year ended December 31, 1995.

EARNINGS PER SHARE

Primary earnings per share of Common Stock are determined by dividing net income for the period, less dividends on Preferred Stock, by the weighted average number of common stock and common stock equivalents (dilutive stock options) outstanding. Fully diluted earnings per share assumes conversion of the Preferred Stock outstanding and conversion of the Subordinated Debentures and Notes with related tax-effected interest added back to net income. (See discussion in Exhibit 11 on page 19).


NOTE 2 -- STOCKHOLDERS' EQUITY

The statutory accounting practices prescribed for Pioneer's insurance subsidiaries by regulatory authorities differ from GAAP. The combined statutory-basis capital and surplus of Pioneer's direct insurance subsidiaries was $140,769,000 and $115,423,000 at June 30, 1996 and December 31, 1995,
respectively. Statutory net income of the insurance subsidiaries amounted to $494,000 and $1,792,000 for the three month periods ended June 30, 1996 and 1995, respectively, and $4,294,000 and $3,617,000 for the six month periods ended June 30, 1996 and 1995, respectively.


NOTE 3 -- INVESTMENTS

Realized investment gains for the three month periods ended June 30, 1996 and 1995 were $312,000 and $1,098,000, respectively, and $771,000 and $1,415,000 for the six month periods ended June 30, 1996 and 1995, respectively.

Unrealized depreciation of available-for-sale securities at June 30, 1996 of $5,945,000 included unrealized depreciation of $4,278,000 less unrealized appreciation of $4,862,000 on investments in escrow trust accounts pursuant to agreements with certain reinsurers and net of deferred tax benefits of $3,195,000. Unrealized appreciation on available-for-sale securities at December 31, 1995 of $4,518,000 included gross appreciation of $27,150,000 less unrealized appreciation of $17,397,000 on investments in escrow trust accounts pursuant to agreements with certain reinsurers and net of deferred taxes and DAC adjustments of $5,235,000.


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


NOTE 6 -- CONVERTIBLE SUBORDINATED NOTES

In March 1996 the Company issued $86,250,000 of 6 1/2% convertible subordinated notes due 2003. Net proceeds from the offering totaled approximately $83,000,000. The notes are convertible into the Company's common stock at any time prior to maturity, unless previously redeemed, at a conversion price of $20.00 per share.


NOTE 7 -- CUMULATIVE CONVERTIBLE EXCHANGEABLE PREFERRED STOCK

In May 1996, the Company completed its offer to redeem its cumulative convertible exchangeable preferred stock. Approximately 326,000 shares of the Preferred Stock were converted by shareholders into 521,000 shares of Common Stock. The cost to redeem the remaining shares was approximately $13,600,000, which includes a charge to income of $444,000.


NOTE 8 - SUBSEQUENT EVENTS

In June 1996, the Company called for redemption effective in August 1996 of all its outstanding 8% convertible subordinated debentures due 2000. The redemption price is the principal amount plus accrued interest to the redemption date. The debentures may alternatively be converted into the Company's common stock at the price of $11.75 per share.

In July 1996, the Company has preliminarily agreed to acquire SECURA Life Insurance Company. The purchase price is $12,500,000, subject to adjustment. The purchase, which is subject to regulatory approval, is expected to close in the third quarter of 1996.

In August 1996, the Company completed the acquisition of a block of individual and small group health insurance business from Washington National Insurance Company (WNIC) for approximately $19,000,000. The acquisition was structured as a reinsurance transaction between WNIC and an insurance subsidiary of the Company. The Company plans to reinsure the block of business on a 50% quota-share basis to fund a portion of the acquisition. The Company entered into a new term loan to fund the remaining costs and capital requirements of the transaction (see Liquidity and Capital Resources). The total annualized revenues of the assumed block are approximately $220,000,000. The block produced pre-tax operating earnings of approximately $2,600,000 in 1995. WNIC will retain a majority of the assets and reserves supporting the block of business pursuant to the terms of the reinsurance agreement related to claims incurred prior to the closing date of the transaction.


ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations - First Six Months of 1996 Compared to First Six Months of 1995

Overview

The information set forth below is based on the Company's major product lines.

                                                    Six Months
                                                  Ended June 30,
                                                  1996      1995
  Revenues
          Group Medical                      $ 202,574 $ 207,607
          Senior Health                        140,174   115,293
          Life Insurance                        62,710    55,578
          Medical Utilization Management        12,162     5,793
               TOTAL                         $ 417,620 $ 384,271

  Pre-tax operating income(1)

          Group Medical                      $  10,056 $  12,935
          Senior Health and Life                 7,732     3,048
          Life Insurance                         5,711     2,003
          Medical Utilization Management            12       779
          Total pre-tax operating income before
             corporate expense and interest     23,511    18,765
          Corporate expense and interest        (4,658)   (4,784)
                 TOTAL                       $  18,853 $  13,981

(1) Represents the Company's income before taxes excluding the effects of realized investment gains and losses. The 1996 amount also excludes approximately $0.4 million in payments to redeeming stockholders relating to the redemption of the Company's preferred stock.


Group Medical

Revenue. Total revenue in the Group Medical Division decreased $5.0 million, or 2%, from $207.6 million to $202.6 million. Premiums decreased $4.8 million or 2%, from $193.6 million to $188.8 million. The Company has discontinued marketing in certain states due to the unfavorable regulatory environment.

Net investment income was unchanged from the first six months of 1995. Total realized investment losses were relatively unchanged compared to the same period of 1995.

Other income decreased $0.7 million, or 7%, from $9.0 million to $8.3 million due to the decrease in group medical policyholders.

Benefits. The following table sets forth the earned premium, benefits, and loss ratios for products issued by the Group Medical Division:





                                                  Six Months

                                                 Ended June 30,
                                                  1996      1995

          Earned Premium  (1)                $ 194,030 $ 201,150
          Benefits  (1)                        119,536   125,343
          Loss Ratio                              61.6%     62.3%

(1) In the Company's statement of consolidated income, accident and health premium revenue represent premiums written; the changes in unearned premiums are reflected in accident and health benefits.

The loss ratio in 1996 was relatively unchanged from the first six months of 1995. The slight improvement was due to an increase in the level of managed care savings and PPO penetration.

Insurance and General Expenses. Insurance and general expenses increased $0.7 million, or 1%, from $55.6 million to $56.3 million. The increase related to cost containment and managed care expenses.

The amortization of Deferred Policy Acquisition Costs (DAC) decreased $0.3 million, or 1%, from $20.3 million to $20.0 million.

Senior Health and Life Division

Revenue. Total revenue in the Senior Health and Life Division increased $24.9 million, or 22%, from $115.3 million to $140.2 million. Senior health premium increased $21.5 million, or 20%, from $110.1 million to $131.6 million due to an increase in new Medicare supplement sales and the acquisition of Universal Fidelity Life Insurance Company (UFLIC).

Net investment income increased $2.1 million, or 51%, from $4.1 million to $6.2 million, primarily due to the acquisition of UFLIC. The total realized gains decreased $0.3 million from $1.0 million to $0.7 million.

Benefits. The following table sets forth the earned premium, benefits, and loss ratios for senior health products:


                                                  Six Months

                                                  Ended June 30,
                                                 1996      1995

          Earned Premium  (1)                $ 124,148 $ 106,884
          Benefits  (1)                         85,976    73,165
          Loss Ratio                              69.3%     68.5%

(1) In the Company's statement of consolidated income, accident and health premium revenue represent premiums written; the changes in unearned premiums are reflected in accident and health benefits.

During the period, the division experienced higher medical claims ratios, similar to the trend in 1995 when claims levels during the first two quarters were higher than subsequent quarters. In addition, the mature block of Medicare supplement business acquired from UFLIC has a higher average loss ratio and a lower commission compensation level. Although premium rate adjustments taking effect throughout 1996 will have some impact, the company expects claims ratios to be about equal to or slightly higher than last year.

Insurance and General Expenses. Insurance and general expenses increased $2.9 million, or 11%, from $25.4 million to $28.3 million. The expense ratio improved in 1996 due to efficiencies from the UFLIC acquisition.

The amortization of DAC increased $1.1 million, or 10%, from $10.7 million to $11.8 million.

Life Insurance Divison

Revenue. Total revenue in the Life Insurance Division increased $7.1 million, or 13%, from $55.6 million to $62.7 million. The increase was due primarily to higher new term life sales.

Net investment income increased $0.1 million, from $25.2 million to $25.3 million.

Benefits. Total life and annuity policy benefits increased $6.5 million, or 18%, from $36.4 million to $42.9 million. This increase was primarily due to the increased life insurance in-force and higher than projected mortality in the second quarter.

Insurance and General Expenses. Insurance and general expenses decreased $4.3 million, or 36%, from $11.8 million to $7.5 million. The decrease was primarily due to consolidation costs incurred pursuant to the acquisition of Connecticut National Life (CNL) in the first quarter of 1995. The unit cost of administration per policy in-force also decreased in 1996.

The amortization of DAC increased $1.9 million, or 42%, from $4.5 million to $6.4 million, due to the continued increase in new life production and in force business.

Medical Utilization Management Division

Pre-tax income decreased for the division due to HMO start-up costs. These costs were offset to a large extent by profitability from utilization review and precertification services.

Corporate Expenses and Interest

Corporate expenses increased $0.3 million, or 6%, from $4.8 million to $5.1 million. Interest expense decreased $0.5 million from $3.1 million to $2.6 million due to the conversion of the Company's 8% debentures in the third quarter of 1995. The general corporate overhead increased due to expenses incurred relative to the offering of the Company's 6 1/2% notes in the first quarter of 1996 and redemption of the Company's preferred stock in the second quarter of 1996.

CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Income. The Company's consolidated net income increased $2.5 million, or 24%, from $10.3 million to $12.8 million. This increase was due primarily to improved profitability in the Life Division as a result of lower expense levels and increased new business production.

Premiums and Policy Charges. Total premiums and policy charges increased $25.4 million, or 8%, from $332.3 million to $357.7 million. This increase was due primarily to the increase in accident and health premiums of $16.8 million, or 6%, which was due primarily to an increase in premiums from Medicare supplement and long-term care products of $21.5 million, or 20%. Premiums from major medical products decreased $4.8 million or 2%. Life insurance premiums increased $8.7, or 30%, primarily due to new business sales.

Net Investment Income. Net investment income increased $2.3 million, or 7%, from $34.8 million to $37.1 million due to an increase in invested assets and the acquisition of UFLIC. Annualized investment yields remained constant at 7.0%

Other Revenue. Other income and realized investment gains and losses increased $5.6 million, or 33%, from $17.2 million to $22.8 million. The increase in other income was due to the July 1995 acquisition of ACMG and increased sales to unaffiliated clients by the Medical Utilization Management Division. The remaining other income generated by the Company's non-insurance subsidiaries and realized investment gains remained relatively unchanged.

Benefits. Total benefits increased $20.2 million, or 9%, from $230.5 million to $250.7 million. Accident and health benefits, which include the change in unearned premiums, increased $13.6 million, or 7%, from $194.1 million to $207.7 million. The accident and health loss ratio increased to 64.6% from 64.4%.
Life and annuity benefits increased $6.5 million, or 18%. This increase was due to higher than projected mortality in the month of April and an increase in insurance in force.

Insurance and General Expenses. Insurance and general expenses (which includes non-deferred commission compensation to agents) increased $7.2 million, or 7%, from $99.5 million to $106.7 million. Expenses for the Medical Utilization Management Division increased due to the increase in sales and the acquisition of ACMG. Expenses in the insurance divisions increased due to the acquisition of UFLIC and an increase in marketing expenses associated with new marketing initiatives. Corporate expenses increased $0.8 million primarily due to the March 1996 public offering of the Company's 6 1/2% notes and redemption of the Company's preferred stock in May 1996.

Amortization of DAC. Amortization of DAC increased $2.8 million, or 8%, from $35.5 million to $38.3 million.

Income Tax Rate. The effective federal income tax rate was 34% due to the continued investment in non-taxable securities included in the Company's portfolio.


Results of Operations - Three Month Period Ended June 30, 1996 Compared to 1995

Overview

The information set forth below is based on the Company's major product lines.

                                                Three Months
                                                Ended June 30,
                                                1996      1995
  Revenues
          Group Medical                      $  98,193 $ 104,754
          Senior Health                         75,827    54,901
          Life Insurance                        32,278    27,771
          Medical Utilization Management         5,144     2,826
               TOTAL                         $ 211,442 $ 190,252

  Pre-tax operating income(1)

          Group Medical                      $   5,021 $   8,159
          Senior Health and Life                 5,062      (330)
          Life Insurance                         2,869     1,514
          Medical Utilization Management          (660)      243
          Total pre-tax operating income before
             corporate expense and interest     12,292     9,586
          Corporate expense and interest        (3,101)   (2,797)
                 TOTAL                       $   9,191 $   6,789

(1) Represents the Company's income before taxes excluding the effects of realized investment gains and losses. The 1996 amount also excludes approximately $0.4 million in payments to redeeming stockholders relating to the redemption of the Company's preferred stock.



Group Medical

Revenue. Total revenue in the Group Medical Division decreased $6.6 million, or 6%, from $104.8 million to $98.2 million. Premiums decreased $5.7 million, or 6%, from $96.9 million to $91.2 million. The Company has discontinued marketing in certain states due to the unfavorable regulatory environment.

Net investment income was consistent with the second quarter of 1995. Total realized investment losses were relatively unchanged compared to the second quarter of 1995.

Other income decreased $1.7 million, or 31%, from $5.4 million to $3.7 million due to the decrease in group medical policyholders.

Benefits. The following table sets forth the earned premium, benefits, and loss ratios for products issued by the Group Medical Division:


                                                Three Months

                                                 Ended June 30,
                                                  1996      1995

          Earned Premium  (1)                $  95,132 $  98,002
          Benefits  (1)                         58,855    61,568
          Loss Ratio                              61.9%     62.8%

(1) In the Company's statement of consolidated income, accident and health premium revenue represent premiums written; the changes in unearned premiums are reflected in accident and health benefits.

The loss ratio in 1996 was relatively unchanged from the second quarter of 1995. The slight improvement was due to an increase in the level of managed care savings and PPO penetration.

Insurance and General Expenses. Insurance and general expenses increased $0.6 million, from $26.6 million to $27.2 million. The increase related to an increase in cost containment and managed care expenses.

The amortization of Deferred Policy Acquisition Costs (DAC) increased $0.9 million, or 8%, from $10.7 million to $9.8 million.

Senior Health and Life Division

Revenue. Total revenue in the Senior Health and Life Division increased $20.9 million, or 38%, from $54.9 million to $75.8 million. Senior health premium increased $18.8 million, or 36%, from $52.1 million to $70.9 million due to an increase in new Medicare supplement sales and the acquisition of UFLIC.

Net investment income increased $1.4 million, or 70%, from $2.0 million to $3.4 million, primarily due to increased invested assets and the acquisition of UFLIC. The total realized gains decreased $0.5 million from $0.9 million to $0.4 million.

Benefits. The following table sets forth the earned premium, benefits, and loss ratios for senior health products:

                                                 Three Months

                                                 Ended June 30,
                                                  1996      1995

          Earned Premium  (1)                $  66,495 $  53,455
          Benefits  (1)                         46,097    37,084
          Loss Ratio                              69.3%     69.4%

(1) In the Company's statement of consolidated income, accident and health premium revenue represent premiums written; the changes in unearned premiums are reflected in accident and health benefits.

During the quarter, medical claims ratios were at projected levels and were consistent with second quarter 1995 results.

Insurance and General Expenses. Insurance and general expenses increased $2.3 million, or 19%, from $12.3 million to $14.6 million. The expense ratio remained relatively unchanged. The decline in administrative expense levels within the insurance subsidiaries was offset by an increase in marketing expenses associated with new marketing initiatives and the acquisiton of UFLIC.

The amortization of DAC increased $0.5 million, or 9%, from $5.6 million to $6.1 million.

Life Insurance Divison

Revenue. Total revenue in the Life Insurance Division increased $4.5 million, or 16%, from $27.8 million to $32.3 million. The increase was due primarily to higher sales of new term life products.

Net investment income decreased $0.2 million, or 2%, from $12.4 million to $12.2 million.

Benefits. Total life and annuity policy benefits increased $5.9 million, or 34%, from $17.4 million to $23.3 million. This increase was primarily due to the increased life insurance in-force and higher than projected mortality in the second quarter of 1996.

Insurance and General Expenses. Insurance and general expenses decreased $3.4 million, or 57%, from $6.0 million to $2.6 million. The decrease was primarily due to consolidation costs incurred pursuant to the acquisition of Connecticut National Life (CNL) in 1995. The unit cost of administration per policy in-force also decreased in 1996.

The amortization of DAC increased $1.4 million, or 67% from $2.1 million to $3.5 million, due to the continued increase in new life production and in force business.

Medical Utilization Management Division

Pre-tax loss for the second quarter 1996 was $0.7 million compared to pre-tax income of $0.2 million for the same period in 1995. Revenues increased $2.3 million due primarily to the acquisition of ACMG in the third quarter of 1995. This increase was offset by start-up costs and slower than expected development of planned HMOs which caused the loss in the division in the quarter.

Corporate Expenses and Interest

Corporate expenses increased $0.7 million, or 25%, from $2.8 million to $3.5 million. Interest expense increased $0.3 million from $1.4 million to $1.7 million due to the issuance of the Company's 6 1/2% notes in the first quarter of 1996, partially offset by the conversion of the Company's 8% debentures in the third quarter of 1995. The general corporate overhead increased due to expenses incurred relative to the redemption of the Company's preferred stock in the second quarter of 1996.




CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Income. The Company's consolidated net income increased $0.6 million, or 11%, from $5.4 million to $6.0 million. This increase was due primarily to improved profitability in the Life Division and Senior Health and Life Division as a result of lower expense levels, increased new business sales and a slight improvement in claims ratios.

Premiums and Policy Charges. Total premiums and policy charges increased $19.5 million, or 12%, from $162.7 million to $182.2 million. This increase was due primarily to the increase in accident and health premiums of $13.1 million, or 9%, which was due primarily to an increase in premiums from Medicare supplement and long-term care products of $18.8 million, or 36%. Premiums from major medical products decreased $5.7 million or 6%. Life insurance premiums increased $6.4, or 47%, primarily due to new business sales.

Net Investment Income. Net investment income increased $1.8 million, or 10%, from $17.3 million to $19.1 million due to an increase in invested assets and the acquisition of UFLIC. Annualized investment yields increased from 6.9% to 7.2%.

Other Revenue. Other income and realized investment gains and losses remained relatively unchanged. The increase in other income, due to the acquisition of ACMG and increased sales to unaffiliated clients by the Medical Utilization Management Division, was offset by a decrease in realized gains. The remaining other income generated by the Company's non-insurance subsidiaries remained relatively unchanged.

Benefits. Total benefits increased $15.6 million, or 14%, from $113.6 million to $129.2 million. Accident and health benefits, which include the change in unearned premiums, increased $9.7 million, or 10%, from $96.2 million to $105.9 million. The accident and health loss ratio decreased to 64.9% from 65.1%.
Life and annuity benefits increased $5.9 million, or 34%. This increase was due to increased life insurance in force and higher than projected mortality in the second quarter of 1996.

Insurance and General Expenses. Insurance and general expenses (which includes non-deferred commission compensation to agents) increased $3.1 million, or 6%, from $48.8 million to $51.9 million. Expenses for the Medical Utilization Management Division increased due to the increase in sales and the acquisition of ACMG. Expenses in the senior division increased due to increased marketing expenses and the acquisition of UFLIC. Corporate expenses increased $0.7 million primarily due to the May 1996 redemption of the Company's preferred stock.

Amortization of DAC. Amortization of DAC increased $1.2 million, or 7%, from $18.3 million to $19.5 million.

Income Tax Rate. The effective federal income tax rate was 34% due to the continued investment in non-taxable securities included in the Company's portfolio.

Other. Investments, premiums and other receivables, amounts on deposit and due from reinsurers, accrued investment income and other assets increased principally due to the March 1996 acquisition of Universal Fidelity Life Insurance Company (UFLIC). The decrease in short-term notes payable and the long-term notes payable resulted from the use of proceeds from the Company's March 1996 public offering of 6 1/2% notes to retire bank debt. General expenses and other liabilities, and amounts due to reinsurers decreased due to the timing of tax payments and amounts due reinsurers. These increases were partially offset by the acquisition of UFLIC. The remaining balance sheet amounts remained relatively consistent with the amounts at December 31, 1995.




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

LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated liquidity requirements are created and met primarily by operations of its subsidiaries. The insurance subsidiaries' primary sources of cash are premiums, investment income, and investment sales and maturities. The insurance subsidiaries' primary uses of cash are operating costs, policy acquisition costs, payments to policyholders and investment purchases. In addition, liquidity requirements of the holding company are created by dividends, interest payments on the 8% Debentures, interest payments on the 6 1/2% Notes, and other debt service requirements. These liquidity requirements of the holding company have historically been met through dividends from the non-insurance subsidiaries which receive payments primarily from fees charged for administrative and marketing services provided to the Company's insurance subsidiaries and other unaffiliated companies. Dividends from the insurance subsidiaries could be required in the future to meet such liquidity requirements.

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

The Company has offered agent commission financing to certain of its agents and marketing organizations which consists primarily of annualization of first year commissions. This means that when the first year premium is paid in installments, the Company will advance a percentage of the commissions that the agent would otherwise receive over the course of the first policy year. The Company through a subsidiary has entered into agreements with an unaffiliated corporation to provide financing for a portion of its agent commission advance program through the sale of agent receivables. Proceeds from such sales for the six month periods ended June 30, 1996 and 1995 were $13.6 million and $8.9 million, respectively. The termination date of the current program is December 31, 1997, subject to extension or termination as provided therein. The Company has retained approximately $14.8 million of agent advances at June 30, 1996.

In July 1993, the Company issued $57.5 million of 8% Debentures. Net proceeds from the offering totaled approximately $54.0 million. The 8% Debentures are convertible into the Company's Common Stock at any time prior to maturity, unless previously redeemed, at a conversion price of $11.75 per share. In August 1995, the Company accepted the conversion of $46.9 million of the outstanding 8% Debentures. The effect of the conversion was an increase in stockholders' equity of $45.3 million and a charge of $3.5 million, net of taxes, for payments to converting bondholders and other expenses relating to the conversion. In June 1996, the Company called for redemption effective in August 1996 the remaining debentures outstanding.

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

In March 1996, the Company issued notes totaling $5.8 million as a portion of the acquisition price of UFLIC. Interest on the notes was 6% and was paid, with prinicpal, in August 1996.

A non-insurance subsidiary of the Company has a line of credit arrangement with a commerical bank amounting to $2.0 million, of which $1.2 million was used at June 30, 1996. Interest on this facility is payable monthly at a fixed rate of 8.35%, with prinicipal due at maturity. This facility matures in September 1996.

The Company has a line of credit arrangement for short-term borrowings with six banks amounting to $30.0 million through July 1999, all of which was unused at June 30, 1996 (the "Credit Facility"). The line of credit arrangement can be terminated, in accordance with the agreement, at the Company's option.

In August 1996, the Company borrowed $25.0 million under a term loan agreement with six banks to fund the acquisition of a block of business from Washington National Insurance Company and to repay the notes issued as a portion of the acquisiton price of UFLIC. The note bears interest at prime, with interest and principal payable quarterly through July 2001.

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

In February and May 1996, the Company's Board of Directors announced a quarterly Common Stock dividend of 5.5 cents per share, with an expectation of a total of 22 cents per share to be paid for 1996.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

For a discussion of a new long-lived assets accounting standard and a new stock-based employee compensation accounting standard and the impact of these standards on the financial statements of the Company, see Note 2 of Notes to Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.




PIONEER FINANCIAL SERVICES, INC. AND SUBSIDIARIES

PART II.   OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

    (a)  The Company's annual meeting was held on May 23, 1996.

    (b)  Not applicable.

    (c) 1. At the Company's annual meeting the following persons were elected as directors of the Company and received the following votes:

                                    FOR           WITHHELD

    John W. Gardiner                8,521,709     564,899
    Karl-Heinz Klaeser              8,522,799     563,809

    The following person's term of office as a director continued after the meeting:

Michael A. Cavataio
William B. Van Vleet
R. Richard Bastian, III
Peter W. Nauert
Robert F. Nauert
Michael K. Keefe
Carl Hulbert

       2. At the Company's annual meeting, a proposal to amend the Company's 1994 Omnibus Stock Incentive Program was approved by the stockholders. 7,272,712 shares were voted in favor of this proposal, 1,747,408 shares voted against the proposal and 66,488 shares abstained.

       3. At the Company's annual meeting, a proposal to adopt the Company's Employee Stock Purchase Plan was approved by the stockholders. 8,619,045 shares were voted in favor of this proposal, 402,299 shares voted against the proposal and 65,264 shares abstained.

       4. At the Company's annual meeting, a proposal to adopt the Performance based business criteria for the Annual Incentive Plan for the Chief Executive Officer was approved by the stockholders. 8,036,869 shares were voted in favor of this proposal, 976,053 voted against the proposal and 73,686 shares abstained.

       5. At the Company's annual meeting, a proposal to amend the Company's Certificate of Incorporation was approved by the stockholders. 8,825,057 shares were voted in favor of this proposal, 207,188 voted against the proposal and 54,363 shares abstained.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         Exhibit 2.1 - Purchase Agreement between Washington National
                    Insurance Company and Pioneer Financial Services,
                    Inc.

         Exhibit 2.2 - Individual/Small Group Reinsurance Agreement

         Exhibit 10 - Credit Agreement among Pioneer Financial Services,
                    Inc. and the First National Bank of Chicago dated July 30, 1996

         Exhibit 11 - Statement of Computation
                      of Per Share Earnings

         Exhibit 27 - Financial Data Schedule

    (b)  Reports on Form 8-K

         Form 8-K dated May 24, 1996 reporting Item 5 (Preferred Stock).

         Form 8-K dated June 5, 1996 reporting Item 5 (Acquisition).