Form 10-Q
period 1996-09-30
PIONEER FINANCIAL SERVICES INC /DE
filed 1996-11-14
CIK 799036

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                                    FORM 10-Q




(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended September 30, 1996


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


     The number of shares of the registrant's common stock, $1.00 par value per share, outstanding as of October 31, 1996 was 11,590,464.







PIONEER FINANCIAL SERVICES, INC. AND SUBSIDIARIES

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

                                                                                         September 30,           December 31,
                                                                                             1996                   1995
(Unaudited)
ASSETS
Investments-Note 1 and 3
  Securities available for sale
  Fixed maturities, at fair value
       (cost: 1996-$676,722; 1995-$597,078)                                                   $  671,810               $  622,666
       Equity securities, at fair value
        (cost: 1996-$24,319; 1995-$13,333)                                                        29,755                   15,570
  Fixed maturities held to maturity, at amortized cost
       (fair value: 1996-$255,841; 1995-$252,728)                                                258,002                  246,041
  Mortgage loans--at unpaid balance                                                                6,866                    9,253
  Real estate--at cost, less accumulated depreciation                                             17,555                   18,250
  Policy loans--at unpaid balance                                                                 81,368                   79,122
  Short-term investments--at cost,
     which approximates fair value                                                                14,170                   51,690
Total Investments                                                                              1,079,526                1,042,592

Cash                                                                                              41,845                   20,274
Premiums and other receivables, less
  allowance for doubtful accounts                                                                 22,857                   23,429
Reinsurance receivables and amounts
  on deposit with reinsurers                                                                     199,665                  184,719
Accrued investment income                                                                         15,148                   13,307
Deferred policy acquisition costs                                                                228,731                  219,874
Land, building and equipment-at cost, less
  accumulated depreciation                                                                        24,129                   26,433
Other                                                                                             47,117                   28,293
                                                                                       	      $1,659,018      	       $1,558,921

                                                                                         September 30,           December 31,
                                                                                             1996                    1995
                                                                                          (Unaudited)

LIABILITIES, REDEEMABLE PREFERRED STOCK,
    AND STOCKHOLDERS' EQUITY
Policy liabilities:
   Future policy benefits                                                                      $ 970,347               $ 961,127
   Policy and contract claims                                                                    188,196                 166,111
   Unearned premiums                                                                              74,698                  71,150
   Other                                                                                          17,377                  16,077
                                                                                               1,250,618               1,214,465

General expenses and other liabilities                                                            49,958                  48,580
Amounts due to reinsurers                                                                         64,329                  82,954
Deferred federal income taxes                                                                      5,614                   2,393
Short-term notes payable                                                                           6,243                  13,534
Long-term notes payable                                                                           22,828                  21,504
Convertible subordinated debentures due 2000                                                          -                    9,695
Convertible subordinated notes due 2003                                                           86,250                      -
                                                                                               1,485,840               1,393,125

Redeemable Preferred Stock, no par value:
   $2.125 cumulative convertible exchangeable
     preferred stock
   Authorized:  5,000,000 shares
   Issued and outstanding:
     (1995: 848,900 shares)                                                                           -                   21,222
Stockholders' Equity
   Common Stock, $1 par value:
     Authorized:  30,000,000 shares
     Issued, including shares in treasury
       (1996-12,638,928; 1995-11,207,591)                                                         12,639                  11,208
   Additional paid-in capital                                                                     88,903                  72,198
   Unrealized appreciation (depreciation) of
    available-for-sale securities-Note 3                                                          (2,670)                  4,518
   Retained earnings                                                                              84,526                  66,870
   Less treasury stock at cost
    (1996-1,132,300 shares; 1995-1,132,300 shares)                                               (10,220)                (10,220)
Total Stockholders' Equity                                                                       173,178                 144,574
                                                                                              $1,659,018              $1,558,921

See notes to condensed consolidated financial statements.



PIONEER FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share amounts)

                                                                   Three Months Ended                    Nine Months Ended
                                                                     September 30,                         September 30,
                                                                1996            1995                   1996           1995
Income:
  Premiums and policy charges                                 $198,932           $174,677            $556,656          $506,958
  Net investment income                                         18,123             17,735              55,181            52,570
  Other income and realized gains
   and losses from investments                                   9,274              9,331              32,112            26,486
                                                               226,329            201,743             643,949           586,014
Benefits and expenses:
  Benefits                                                     141,119            121,502             391,780           352,039
  Insurance and general expenses                                55,932             59,032             162,645           158,540
  Interest expense                                               1,831                994               4,592             4,316
  Amortization of deferred policy
    acquisition costs                                           16,516             15,357              54,821            50,865
                                                               215,398            196,885             613,838           565,760

INCOME BEFORE INCOME TAXES                                      10,931              4,858              30,111            20,254
  Federal income taxes                                           3,662              1,542              10,087             6,623


NET INCOME                                                       7,269              3,316              20,024            13,631


PREFERRED STOCK DIVIDENDS                                           -                 451                 592             1,354


INCOME APPLICABLE TO
  COMMON STOCKHOLDERS                                        $   7,269          $   2,865           $  19,432         $  12,277


NET INCOME PER COMMON SHARE
  Primary                                                    $     .63          $     .32           $    1.78         $    1.74
  Fully Diluted                                              $     .52          $     .30           $    1.48         $    1.25


DIVIDENDS DECLARED
  PER COMMON SHARE                                           $    .055          $   .045            $     .165        $    .135


AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING
  Primary                                                       11,544              8,865              10,940             7,078
  Fully Diluted                                                 16,177             12,649              15,189            12,623

See notes to condensed consolidated financial statements.

PIONEER FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                        1996                 1995
NET CASH PROVIDED BY OPERATING ACTIVITIES                                             $    2,146           $    20,242


INVESTING ACTIVITIES
   Net decrease in
      short-term investments                                                              40,346                29,752
   Purchases of investments                                                             (227,473)             (147,215)
   Sale of investments                                                                   124,347               112,714
   Maturities of investments                                                              30,771                 7,317
   Net sale (purchase) of property and equipment                                             444                (5,474)
   Sale of subsidiaries, net of cash sold                                                  5,078                    -
   Purchase of subsidiaries, net of cash acquired                                        (22,739)               (8,314)


     NET CASH USED BY
       INVESTING ACTIVITIES                                                              (49,226)              (11,220)


FINANCING ACTIVITIES
   Net proceeds from debt offering                                                        83,016                    -
   Increase in notes payable                                                              30,845                32,048
   Repayments of notes payable                                                           (35,011)              (23,611)
   Proceeds from sale of agent receivables                                                20,012                13,875
   Transfer of collections on previously
      sold agent receivables                                                             (18,071)              (14,699)
   Policyholder account deposits                                                          27,884                25,367
   Policyholder account withdrawals                                                      (24,874)              (27,523)
   Dividends paid - preferred                                                               (592)               (1,354)
   Dividends paid - common                                                                (1,777)                 (799)
   Stock options exercised                                                                   270                   910
   Purchase of treasury stock                                                                 -                   (486)
   Retirement of preferred stock                                                         (13,058)                 (460)
   Other                                                                                       7                    13


    NET CASH PROVIDED BY
        FINANCING ACTIVITIES                                                              68,651                 3,281


INCREASE IN CASH                                                                          21,571                12,303


CASH AT BEGINNING OF PERIOD                                                               20,274                 8,612


CASH AT END OF PERIOD                                                                 $   41,845            $   20,915

See notes to condensed consolidated financial statements.

PIONEER FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 1996


NOTE 1 -- ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Pioneer Financial Services, Inc. ("Pioneer" or "the Company") Annual Report on Form 10-K for the year ended December 31, 1995.

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


NOTE 2 -- STOCKHOLDERS' EQUITY

The statutory accounting practices prescribed for Pioneer's insurance subsidiaries by regulatory authorities differ from GAAP. The combined statutory-basis capital and surplus of Pioneer's direct insurance subsidiaries was $161,703,000 and $115,423,000 at September 30, 1996 and December 31, 1995,
respectively. Statutory net losses of the insurance subsidiaries amounted to $283,000 for the three month period ended September 30, 1996 compared to statutory net income of $1,602,000 for the same period in 1995. Statutory net income amounted to $4,011,000 and $5,219,000 for the nine month periods ended September 30, 1996 and 1995, respectively.


NOTE 3 -- INVESTMENTS

Realized investment gains for the three month periods ended September 30, 1996 and 1995 were $185,000 and $464,000, respectively, and $956,000 and $1,879,000 for the nine month periods ended September 30, 1996 and 1995, respectively.

Unrealized depreciation of available-for-sale securities at September 30, 1996 of $2,670,000 included unrealized depreciation of $121,000 less unrealized appreciation of $3,986,000 on investments in escrow trust accounts pursuant to agreements with certain reinsurers and net of deferred tax benefits of
$1,437,000. Unrealized appreciation on available-for-sale securities at December 31, 1995 of $4,518,000 included gross appreciation of $27,150,000 less unrealized appreciation of $17,397,000 on investments in escrow trust accounts pursuant to agreements with certain reinsurers and net of deferred taxes and DAC adjustments of $5,235,000.

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


NOTE 5 -- BUSINESS ACQUISITIONS

On March 12, 1996, Pioneer acquired for a cost of $26,400,000, principally in cash, the outstanding common shares of Universal Fidelity Life Insurance Company (UFLIC). The acquisition was accounted for by the purchase method and, accordingly, the purchase price was allocated to assets and liabilities acquired based on estimates of their fair values.

In August 1996, the Company completed the acquisition of a block of individual and small group health insurance business from Washington National Insurance Company (WNIC) for approximately $19,000,000. The acquisition was structured as a reinsurance transaction between WNIC and an insurance subsidiary of the Company. The Company has reinsured the block of business on a 50% quota-share basis to fund a portion of the acquisition. The Company entered into a new term loan to fund the remaining costs and capital requirements of the transaction (see Liquidity and Capital Resources). The total annualized revenues of the assumed block are approximately $220,000,000. The block produced pre-tax operating earnings of approximately $2,600,000 in 1995. WNIC will retain a majority of the assets and reserves supporting the block of business pursuant to the terms of the reinsurance agreement related to claims incurred prior to the closing date of the transaction.


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


NOTE 8 - CONVERTIBLE SUBORDINATED DEBENTURES

In August 1996, the Company completed the redemption of all its outstanding 8% convertible subordinated debentures due 2000. $9,006,000 of the outstanding debentures were converted into shares of Common Stock at a price of $11.75 per share, or 85.11 shares for each $1,000 in principal amount of the debentures. The remaining $119,000 of debentures were redeemed by the Company at principal amount plus accrued interest to the redemption date.


NOTE 9 - SALE OF SUBSIDIARIES

Effective September 1996, the Company completed the sale of its managed healthcare subsidiaries for cash consideration and warrants. The managed care division was the smallest of the Company's business units and its sale will not have a material impact on the Company's income.


NOTE 10 - SUBSEQUENT EVENTS

In October 1996, the Company signed an agreement to acquire SECURA Life Insurance Company. The purchase price is $12,500,000, subject to adjustment. The purchase, which is subject to regulatory approval, is expected to close in the fourth quarter of 1996.


ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations - First Nine Months of 1996 Compared to First Nine Months of 1995

Overview

The information set forth below is based on the Company's major product lines.
                                                    Nine Months
                                                Ended September 30,
                                                  1996      1995
  Revenues
          Group Medical                      $ 318,862 $ 315,633
          Senior Health and Life               212,701   177,865
          Life Insurance                        97,567    81,544
          Other                                 14,819    10,972
               TOTAL                         $ 643,949 $ 586,014

  Pre-tax operating income(1)

          Group Medical                      $  14,719 $  17,610
          Senior Health and Life                12,722     4,653
          Life Insurance                         9,200     6,240
          Corporate and Other                   (7,042)   (4,968)
                 TOTAL                       $  29,599 $  23,535

(1) Represents the Company's income before taxes excluding the effects of realized investment gains and losses. The 1996 amount also excludes approximately $0.4 million in payments to redeeming stockholders relating to the redemption of the Company's preferred stock. The 1995 amount also excludes approximately $5.2 million in payments to converting bondholders and other expenses relating to the conversion of the Company's 8% Convertible Subordinated Debentures Due 2000 (the "8% Debentures").

Group Medical

Revenue. Total revenue in the Group Medical Division increased $3.3 million, or 1%, from $315.6 million to $318.9 million. Premiums increased $4.6 million or 2%, from $295.7 million to $300.3 million. The resulting increase in premiums was due to the acquisition of a block of business from Washington National Insurance Company (WNIC). The increase was offset by a decline in the major medical in force due to the Company's discontinued marketing in certain states due to the unfavorable regulatory environment.

Net investment income increased $0.5 million, or 7% from $6.3 million to $6.8 million. Total realized investment losses were $0.1 million compared to $0.6 million for the same period of 1995.

Other income decreased $2.4 million, or 16%, from $14.2 million to $11.8 million due to the decrease in association group medical policyholders.

Benefits. The following table sets forth the earned premium, benefits, and loss ratios for products issued by the Group Medical Division:




                                                  Nine Months

                                               Ended September 30,
                                                  1996      1995

          Earned Premium  (1)                $ 307,368  $ 309,615
          Benefits  (1)                        194,683    195,085
          Loss Ratio                              63.3%      63.0%

(1) In the Company's statement of consolidated income, accident and health premium revenue represent premiums written; the changes in unearned premiums are reflected in accident and health benefits.

The loss ratio in 1996 was relatively unchanged from the first nine months of 1995.

Insurance and General Expenses.   Insurance and general expenses  increased $2.2
million,  or 3%,  from $84.5  million to  $86.7 million.   The  increase related
primarily to cost containment and managed care expenses.

The amortization of Deferred Policy Acquisition Costs (DAC) decreased $1.4 million, or 1%, from $28.8 million to $27.2 million due to a decrease in the level of new business costs deferred in 1996.

Senior Health and Life Division

Revenue. Total revenue in the Senior Health and Life Division increased $34.8 million, or 20%, from
$177.9 million to $212.7 million. Senior health premium increased $28.2 million, or 17%, from $169.2 million to $197.4 million due to an increase in new Medicare supplement sales and the March 1996 acquisition of Universal Fidelity Life Insurance Company (UFLIC).

Net investment income increased $3.7 million, or 60%, from $6.1 million to $9.8 million, primarily due to the acquisition of UFLIC and an increase in the capital base of the division. The total realized gains decreased $1.8 million from $3.1 million to $1.3 million.

Benefits. The following table sets forth the earned premium, benefits, and loss ratios for senior health products:


                                                   Nine Months

                                                Ended September 30,
                                                  1996      1995

          Earned Premium  (1)                $ 192,275  $ 160,782
          Benefits  (1)                        133,138    108,404
          Loss Ratio                              69.2%      67.4%

(1) In the Company's statement of consolidated income, accident and health premium revenue represent premiums written; the changes in unearned premiums are reflected in accident and health benefits.

During the period, the division experienced higher medical claims ratios, due in large part to the shift in new business sales to a higher benefit and lower expense component product. In addition, the mature block of Medicare supplement business acquired from UFLIC has a higher average loss ratio and a lower commission compensation level. The loss ratios are consistent with projected levels.

Insurance and General Expenses. Insurance and general expenses increased $2.8 million, or 7%, from $41.6 million to $44.4 million due to the increased revenue base. The expense ratio improved in 1996 due to efficiencies from the UFLIC acquisition.

The amortization of DAC increased $2.4 million, or 16%, from $15.6 million to $18.0 million due to an increase in the amortization rate on the Medicare supplement block of business.

Life Insurance Divison

Revenue. Total revenue in the Life Insurance Division increased $16.0 million, or 20%, from $81.5 million to $97.6 million. The increase was due to a 38% increase in new term life sales.

Net  investment income  decreased  $1.8 million,  from  $40.1 million  to  $38.3
million.   The decrease was primarily due to a decrease in yields of investments held in escrow trust accounts pursuant to agreements with certain reinsurers.

Benefits. Total life and annuity policy benefits increased $11.5 million, or 21%, from $54.0 million to $65.5 million. This increase was primarily due to the increased life insurance in-force and higher than projected mortality in the second quarter.

Insurance and General Expenses. Insurance and general expenses decreased $1.8 million, or 12%, from $15.4 million to $13.6 million. The decrease was primarily due to consolidation costs incurred pursuant to the acquisition of Connecticut National Life (CNL) in the first quarter of 1995. The unit cost of administration per policy in-force was consistent with costs for the same period in 1995.

The amortization of DAC increased $3.0 million, or 47%, from $6.5 million to $9.5 million, due to the continued increase in new life production and in force business.

Corporate and Other

Total revenue from the Company's managed healthcare subsidiaries included in the segment was $14.8 million in 1996 compared to $11.0 million for the same period of 1995.

Corporate expenses increased $0.9 million, or 5%, from $17.0 million to $17.9 million. Interest expense increased $0.4 million, or 7%, from $4.1 million to $4.4 million. A decrease in interest expense due to the conversion of the Company's 8% debentures in the third quarter of 1995 and 1996 was offset by the offering of the Company's 6 1/2% notes in the first quarter of 1996.

CONSOLIDATED RESULTS OF OPERATIONS

Net Income. The Company's consolidated net income increased $6.4 million, or 47%, from $13.6 million to $20.0 million. This increase was due primarily to improved profitability in the Life Division and Senior Health and Life as a result of lower expense levels and increased new business production.

Premiums and Policy Charges. Total premiums and policy charges increased $49.7 million, or 9.8%, from $507.0 million to $556.7 million. This increase was due primarily to the increase in accident and health premiums of $32.8 million, or 7%, which was due primarily to an increase in premiums from Medicare supplement and long-term care products of $28.2 million, or 17%. Premiums from major medical products increased $4.6 million or 2%. Life insurance premiums increased $16.8, or 40%, primarily due to new business sales.

Net Investment Income. Net investment income increased $2.6 million, or 7%, from $52.6 million to $55.2 million due to an increase in invested assets and the acquisition of UFLIC. Annualized investment yields remained constant at 7.0%

Other Revenue. Other income and realized investment gains and losses increased $5.6 million, or 33%, from $26.5 million to $32.1 million. The increase in other income was due to the July 1995 acquisition of ACMG, fees related to the August 1996 acquisition of the WNIC block of business, and service fees from unaffiliated clients. The increase was partially offset by a decrease in revenues from association group medical policyholders and a decrease in sales to unaffiliated clients by the managed healthcare subsidiaries. Realized investment gains decreased $0.9 million, or 49%, from $1.9 million to $1.0 million.

Benefits. Total benefits increased $39.7 million, or 11%, from $352.0 million to $391.7 million. Accident and health benefits, which include the change in unearned premiums, increased $28.2 million, or 9%, from $298.0 million to $326.2 million. The accident and health loss ratio increased to 65.6% from 64.5%. Life and annuity benefits increased $11.5 million, or 21%. This increase was due to higher than projected mortality in the second quarter of 1996 and an increase in insurance in force.

Insurance and General Expenses. Insurance and general expenses (which includes non-deferred commission compensation to agents) increased $4.1 million, or 3%, from $158.5 million to $162.6 million. Expenses in the insurance divisions increased due to the acquisition of UFLIC and an increase in expenses associated with new marketing initiatives.

Amortization of DAC. Amortization of DAC increased $3.9 million, or 8%, from $50.9 million to $54.8 million.

Income Tax Rate. The effective federal income tax rate was 34% due to the continued investment in non-taxable securities included in the Company's portfolio.


Results of Operations - Three Month Period Ended September 30, 1996 Compared to 1995

Overview

The information set forth below is based on the Company's major product lines.
                                                   Three Months
                                                Ended September 30,
                                                  1996      1995
  Revenues
          Group Medical                      $ 116,288  $ 108,027
          Senior Health                         72,527     62,572
          Life Insurance                        34,857     25,965
          Other                                  2,657      5,179
               TOTAL                         $ 226,329  $ 201,743

  Pre-tax operating income(1)

          Group Medical                      $   4,663  $   4,675
          Senior Health and Life                 4,990      1,605
          Life Insurance                         3,489      4,237
          Corporate and Other                   (2,396)     (963)
                 TOTAL                       $  10,746  $   9,554

(1) Represents the Company's income before taxes excluding the effects of realized investment gains and losses. The 1995 amount also excludes approximately $5.2 million in payments to converting bondholders and other expenses relating to the conversion of the 8% Debentures.


Group Medical

Revenue. Total revenue in the Group Medical Division increased $8.3 million, or 8%, from $108.0 million to $116.3 million. Premiums increased $9.4 million, or 9%, from $102.1 million to $111.5 million. The increase was due to the acquisition of the WNIC block of business. The increase was offset by a decline in the major medical in force due to the Company's discontinued marketing in certain states due to the unfavorable regulatory environment.

Net investment income increased $0.5 million, or 60%, from $0.7 million to $1.2 million. Total realized investment losses were relatively unchanged compared to the third quarter of 1995.

Other income decreased $1.6 million, or 31%, from $5.2 million to $3.6 million due in part to the decrease in association group medical policyholders.

Benefits. The following table sets forth the earned premium, benefits, and loss ratios for products issued by the Group Medical Division:


                                                  Three Months
                                                Ended September 30,
                                                  1996      1995

          Earned Premium  (1)                $ 113,338  $108,465
          Benefits  (1)                         75,147    69,742
          Loss Ratio                              66.3%     64.3%
(1) In the Company's statement of consolidated income, accident and health premium revenue represent premiums written; the changes in unearned premiums are reflected in accident and health benefits.

The loss ratios increased due to adverse experience in the state of New Jersey. The Company has implemented corrective rate action and will file for potential refund from the state coverage pool. The remaining increase was due to the 69.7% loss ratio recorded on the assumed block of business from WNIC.

Insurance and General Expenses.   Insurance and general expenses  increased $1.5
million, from $28.9 million to $30.4 million. The increase related to an increase in cost containment and managed care expenses and transition costs associated with the acquisition of the WNIC block of business.

The amortization of Deferred Policy Acquisition Costs (DAC) decreased $1.3 million, or 15%, from $8.5 million to $7.2 million.

Senior Health and Life Division

Revenue. Total revenue in the Senior Health and Life Division increased $9.9 million, or 16%, from $62.6 million to $72.5 million. Senior health premium increased $6.8 million, or 11%, from $59.1 million to $65.9 million due to the acquisition of UFLIC. The total new sales of senior health products were down approximately 8% for the quarter.

Net investment income increased $1.5 million, or 75%, from $2.0 million to $3.5 million, primarily due to increased invested assets and the acquisition of UFLIC. The total realized gains decreased $1.5 million from $2.1 million to $0.6 million.

Benefits. The following table sets forth the earned premium, benefits, and loss ratios for senior health products:



                     			         Three Months
					         September 30,
                                                1996      1995

          Earned Premium  (1)                $  68,127  $ 53,898
          Benefits  (1)                         47,162    35,239
          Loss Ratio                              69.2%     65.4%

(1) In the Company's statement of consolidated income, accident and health premium revenue represent premiums written; the changes in unearned premiums are reflected in accident and health benefits.

During the quarter, the division experienced higher medical claims ratios, due in large part to the shift in new business sales to a higher benefit and lower expense component product. In addition, the mature block of Medicare supplement business acquired from UFLIC has a higher average loss ratio and a lower commission compensation level. The loss ratios are consistent with projected levels. Insurance and General Expenses. Insurance and general expenses
were consistent with  third quarter  1995  results.    The  expense  ratio
remained  relatively unchanged.   The decline in  administrative expense
levels within the insurance subsidiaries was offset by an increase in marketing expenses associated with new marketing initiatives and the acquisiton of UFLIC.

The amortization of DAC increased $1.3 million, or 9%, from $4.9 million to $6.2 million.

Life Insurance Divison

Revenue.   Total revenue in the Life  Insurance Division increased $8.9 million,
or  34%, from $26.0  million to $34.9 million.   The increase  was due to higher
sales of new term life products which increased 96% for the quarter.

Net investment income decreased $1.9 million, or 13%, from $14.9 million to $13.0 million. The decrease was primarily due to a decrease in yields of investments held in escrow trust accounts pursuant to agreements with certain reinsurers.

Benefits. Total life and annuity policy benefits increased $5.0 million, or 28%, from $17.6 million to $22.6 million. This increase was primarily due to the increased life insurance in-force and higher mortality in the third quarter of 1996 compared to the favorable 1995 level.

Insurance and General Expenses. Insurance and general expenses increased $2.4 million, or 67%, from $3.7 million to $6.1 million. The increase was primarily due to the increase in new business sales. The unit cost of administration per policy in-force was consistent with costs for the same period of 1995.

The amortization of DAC increased $1.1 million, or 58% from $2.0 million to $3.1 million, due to the continued increase in new life production and policies in force.

Corporate and Other

Total revenue from the Company's managed healthcare subsidiaries included in the segment was $2.7 million in 1996 compared to $5.2 million in 1995. The decrease was due to a decline in sales to unaffiliated clients in 1996.

Corporate expenses  decreased $7.0 million, or  68%, from $10.3  million to $3.3
million.   Interest expense  increased $0.8  million from  $1.0 million to  $1.8 million due to the issuance of the Company's 6 1/2% notes in the first quarter of 1996, partially offset by the conversion of the Company's 8% debentures in the third quarters of 1995 and 1996. The general corporate expenses decreased due to $5.2 million paid to holders of the Company's 8% debentures and other expenses in connection with the conversion of the debentures in the third quarter of 1995, and improved operating efficiencies in 1996.


CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Income. The Company's consolidated net income increased $4.0 million, or 119%, from $3.3 million to $7.3 million. This increase was due to the $5.2 million pre-tax charge in the third quarter of 1995 to converting bondholders and improved profitability in the Senior Health and Life Division as a result of lower expense levels and increased new business sales.

Premiums and Policy Charges. Total premiums and policy charges increased $24.2 million, or 12%, from $174.7 million to $198.9 million. This increase was due primarily to the increase in accident and health premiums of $16.1 million, or 10%, which was due primarily to an increase in premiums from major medical products of $9.4 million, or 9%, principally due to the acquisition of the WNIC block of business. Premiums from Medicare supplement and long-term care products increased $6.8 million or 11%. Life insurance premiums increased $8.1, or 61%, primarily due to new business sales.

Net Investment Income. Net investment income increased $0.4 million, or 2%, from $17.7 million to $18.1 million due to an increase in invested assets and the acquisition of UFLIC. Annualized investment yields decreased from 7.0% to 6.8%.

Other Revenue. Other income and realized investment gains and losses remained relatively unchanged.
The increase due to the WNIC acquisition and the increase in service fees from unaffiliated clients were offset by a decrease in sales from the managed healthcare subsidiaries.

Benefits. Total benefits increased $19.6 million, or 16%, from $121.5 million to $141.1 million. Accident and health benefits, which include the change in unearned premiums, increased $14.6 million, or 14%, from $103.9 million to $118.5 million. The accident and health loss ratio increased to 67.4% from 64.7%. Life and annuity benefits increased $5.0 million, or 28%. This increase was due to increased life insurance in force and higher than projected mortality in the third quarter of 1996.

Insurance and General Expenses. Insurance and general expenses (which includes non-deferred commission compensation to agents) decreased $3.1 million, or 5%, from $59.0 million to $55.9 million. Expenses in the insurance divisions increased due to increased marketing expenses, the acquisition of UFLIC, and the acquisition of the WNIC block of business. Corporate expenses decreased due to expenses related to the conversion of the Company's 8% debentures in the third quarter of 1995.

Amortization of DAC. Amortization of DAC increased $1.1 million, or 8%, from $15.4 million to $16.5 million.

Income  Tax Rate.   The effective  federal income  tax rate  was 34% due  to the continued investment in non-taxable securities included in the Company's portfolio.

Other. Investments, amounts on deposit and due from reinsurers, deferred policy acquisition costs, and other assets increased principally due to the acquisitions of UFLIC and the WNIC block of business. The decrease in short-term notes payable resulted from the use of proceeds from the Company's March 1996 public offering of 6 1/2% notes and the term loan agreement initiated in August 1996 to retire outstanding debt. The term loan agreement increased
long-term  notes  payable.   The  remaining  balance  sheet  amounts were
relatively consistent with the amounts at December 31, 1995.


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

LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated liquidity requirements are created and met primarily by operations of its subsidiaries. The insurance subsidiaries' primary sources of cash are premiums, investment income, and investment sales and maturities. The insurance subsidiaries' primary uses of cash are operating costs, policy acquisition costs, payments to policyholders and investment purchases. In addition, liquidity requirements of the holding company are created by
dividends,   interest  payments  on  the  6 1/2%  Notes,  and  other  debt
service requirements.   These  liquidity  requirements of the holding company
have historically been met through dividends from the non-insurance subsidiaries which receive payments primarily from fees charged for administrative and marketing services provided to the Company's insurance
subsidiaries and other unaffiliated companies.   Dividends  from  the insurance
subsidiaries could be required in the future to meet such liquidity requirements.

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

The Company's insurance subsidiaries require capital to fund acquisition costs incurred in the initial year of policy issuance and to maintain adequate surplus levels for regulatory purposes. These capital requirements have been met principally from internally generated funds, including premiums and investment income, and capital contributions from the holding Company. The Company has offered agent commission financing to certain of its agents and marketing organizations which consists primarily of annualization of first year commissions. This means that when the first year premium is paid in installments, the Company will advance a percentage of the commissions that the agent would otherwise receive over the course of the first policy year. The Company through a subsidiary has entered into agreements with an unaffiliated corporation to provide financing for a portion of its agent commission advance program through the sale of agent receivables. Proceeds from such sales for the nine month periods ended September 30, 1996 and 1995 were $20.0 million and $13.9 million, respectively. The termination date of the current program is December 31, 1997, subject to extension or termination as provided therein. The Company has retained approximately $13.6 million of agent advances at September 30, 1996.

In July 1993, the Company issued $57.5 million of 8% Debentures. Net proceeds from the offering totaled approximately $54.0 million. The 8% Debentures were convertible into the Company's Common Stock at any time prior to maturity, unless previously redeemed, at a conversion price of $11.75 per share. In
August 1995, the Company accepted the conversion of $46.9 million of the outstanding 8% Debentures. The effect of the conversion was an increase in stockholders' equity of $45.3 million and a charge of $3.5 million, net of taxes, for payments to converting bondholders and other expenses relating to the conversion. In August 1996, the Company completed the redemption of the remaining outstanding debentures. The effect of the conversion was an increase in stockholders' equity of $9.0 million.

In January 1995, an insurance subsidiary of the Company issued a note in the amount of $1.7 million as a portion of the acquisition price of CNL. The principal balance of the note may be reduced by the amount of capital losses incurred by the Company on mortgage loan and real estate holdings of CNL through January 31, 1997. During the third quarter 1996, a capital loss of $0.7 million reduced the principal balance to $1.0 million. Interest is payable on the note at the average earnings rate of these investments, currently eight percent. The note matures in January 1997.

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

The Company has a line of credit arrangement for short-term borrowings with six banks amounting to $30.0 million through July 1999, all of which was unused at September 30, 1996 (the "Credit Facility"). The line of credit arrangement can be terminated, in accordance with the agreement, at the Company's option.

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

In February, May and August 1996, the Company's Board of Directors announced a quarterly Common Stock dividend of 5.5 cents per share, with an expectation of a total of 22 cents per share to be paid for 1996.

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


PIONEER FINANCIAL SERVICES, INC. AND SUBSIDIARIES

PART II.   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         Exhibit 3.1 - Stock Purchase Agreement among Direct Financial
                           Services, Inc., Preferred Health Choice, Inc., Individual Shareholders of PHC, ACMG, Inc., and ACMG of Louisiana, Inc.

         Exhibit 3.2 - Stock Purchase Agreement between Preferred Health
                           Choice, Inc. and United Payors & United Providers, Inc., dated October 22, 1996.

         Exhibit 3.3 - Termination and Release Agreement by and among
                           Pioneer Financial Services, Inc. and Anthony J. Pino dated October 24, 1996.

         Exhibit 11  - Statement of Computation of Per Share Earnings.

         Exhibit 27  - Financial Data Schedule.

    (b)  Reports on Form 8-K

         The Company filed no reports on Form 8-K during the third quarter of 1996.


                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Pioneer Financial Services, Inc.




  November 8, 1996        /s/ Peter W. Nauert
          Date            Peter W. Nauert
                          Chairman and Chief Executive Officer




  November 8, 1996        /s/ David I. Vickers
          Date            David I. Vickers
                          Treasurer and Chief Financial Officer