Form 10-K405
period 1996-12-31
PIONEER FINANCIAL SERVICES INC /DE
filed 1997-03-25
CIK 799036

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549
                                    Form 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
For the fiscal year ended December 31, 1996

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

6 1/2% Convertible Subordinated Notes due 2003 New York Stock Exchange

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

                              YES   X      NO

     While it is difficult to determine the number of shares owned by non-affiliates (within the meaning of the term under the applicable regulations of the Securities and Exchange Commission), the registrant estimates that the aggregate market value of the registrant's common stock held by non-affiliates on March 18, 1997 (based upon an estimate that 88% of the shares are so owned by non-affiliates and upon the closing price of the common stock on the New York Stock Exchange) was $270,241,000.

     The number of shares of the registrant's common stock, $1.00 par value per share, outstanding as of March 18, 1997 was 11,805,267.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]




ITEM 1.  BUSINESS

       Pioneer Financial Services, Inc. (the Company) underwrites and markets health insurance, life insurance and annuities throughout the United States. In the ten years since it became public, the Company's total revenue has grown from $52 million in 1986 to $888 million in 1996; total assets have increased from $165 million at December 31, 1986 to over $1.8 billion at December 31, 1996; and stockholders' equity has increased from $34 million at December 31, 1986 to $189 million at December 31, 1996. The Company sells its products and services through three marketing divisions: Senior Health Division, Group Medical Division and Life Insurance Division.

PENDING MERGER WITH CONSECO, INC.

  On December 15, 1996, the Company and Conseco, Inc. ("Conseco"), a financial services holding company engaged primarily in the development, marketing and administration of annuity, individual health insurance and individual life insurance products, entered into a merger agreement whereby the Company will be acquired by Conseco. In the merger, each of the issued and outstanding shares of the Company's common stock would be converted into the right to receive a fraction of a share of Conseco common stock having a value between $25.00 and $28.00, depending on the average closing price of Conseco common stock in the ten trading days immediately preceding the second trading day prior to closing. The Company's outstanding convertible subordinated notes would become convertible into shares of Conseco common stock on an equivalent basis. The total value of the transaction would be approximately $477 million, including $417 million to purchase the Company's 16.9 million common shares and equivalents, and $60 million to retire bank debt and pay other costs. Based on a Conseco common stock share value which exceeds $28.00 per share (said price being exceeded on the date hereof), Conseco will issue
8.7 million shares of Conseco common stock with a value of approximately
$352.4 million to acquire the Company's common stock. In addition, Conseco will assume Company notes payable of $27.8 million and the Company's 6 1/2% of Convertible Subordinated Notes due 2003, which will be convertible into an assumed 3.0 million shares of Conseco common stock with a value of approximately $120.7 million. The merger is subject to customary terms and conditions, including approval by the Company's stockholders and regulatory approvals.

OPERATIONS

       Senior Health Division. The Senior Health Division markets a wide range of specialty health insurance and life insurance and annuities for individuals age 65 and older. Products which are underwritten by this division include Medicare supplement, long-term care, home health care and specialty health. In addition, this division markets cash burial life policies and annuities which are underwritten by the Company's Life Insurance Division. The Company's Medicare supplement policies provide coverage for many of the expenses which the federal Medicare program does not fully cover and its long-term care and home health care policies provide coverage, within various prescribed benefit limits, for nursing home and in-home care.

       The Company is the fifth largest issuer of individual Medicare supplement insurance in the nation, excluding Blue Cross and Blue Shield-related entities, based on direct premiums earned. The Company sells products designed for senior citizens through a distribution network which has grown from approximately 15,000 agents at the end of 1994 to nearly 25,000 agents at the end of 1996. Future revenue growth in this division is expected to be generated in part from the increased number of agents and increased sales of Medicare supplement, long-term care and home health care policies.

       Group Medical Division. The Group Medical Division underwrites and markets hospital and medical policies, primarily to self-employed individuals and small business owners. In 1996, approximately 73% of this division's business was sold through a sales force of approximately 1,200 career agents, 15% was sold through a brokerage system of 14,000 independent agents and the remaining 12% was sold through 40,000 independent brokers in a distribution system related to the block of business acquired in August 1996 from Washington National Insurance Company. This division uses the services provided by the preferred provider organizations ("PPOs") and other managed care operations to help control claims costs. The Company believes that the Group Medical Division's use of managed care services resulted in significant claims savings for the Company in 1996, with most of these savings being passed on to customers in the form of more competitive premium rates.

       Life Insurance Division. The Life Insurance Division underwrites and markets traditional life (term and whole life), universal life, and interest sensitive life insurance and annuities targeted primarily to the middle income market. The Life Insurance Division sells its products through a nationwide network of brokerage general agents ("BGAs") and managing general agents ("MGAs") who in turn contract with multiple brokers and general agents. This division grew significantly when the Company acquired Connecticut National Life Insurance Company ("CNL") in January 1995. In addition, the Company acquired Secura Life Insurance Company ("SLIC") in December 1996. This division also underwrites, issues and administers the life insurance products marketed by the Senior Health Division.

       Investment Portfolio. The Company has maintained and intends to continue to maintain a diversified portfolio of medium-term investment-grade fixed income securities. As of December 31, 1996, 86% of the Company's invested assets were fixed income securities and the weighted average quality of the fixed income portfolio was "AA."

PRODUCTS AND SERVICES

     The Company markets and underwrites health insurance, life insurance and annuities throughout the United States. The Company sells products and provides its services through three marketing divisions: Senior Health Division, Group Medical Division and Life Insurance Division. The Company's distribution systems for its products have increased from approximately 12,000 agents in 1986 to nearly 90,000 agents at the end of 1996.

Senior Health Division

     The products marketed by the Senior Health Division include Medicare supplement, long-term care, home health care, various specialty health coverages, life insurance and annuities. In addition, this division markets cash burial life policies and annuities which are underwritten by the Company's Life Insurance Division. This division markets these products to individuals age 65 and older and underwrites and issues all such products except the life insurance and annuity products which are underwritten and issued by the Life Insurance Division.

     In the Senior Health Division, the Company may adjust health insurance premium rates generally by class, policy form and state in which the policy is issued, subject to applicable regulation, in order to maintain anticipated loss ratios. Since premium rate increases can increase policy lapses, conservation and customer service activities are emphasized. The Senior Health Division follows a proactive approach involving the examination of health premium rates on a monthly basis, including comparisons of pricing structure to actual claims experience by product line and state. This ongoing analysis provides lead time for the orderly adjustment of premiums.

     Medicare Supplement. Since the inception of the federal Medicare program in 1966, the Company has offered policies designed to supplement Medicare benefits and is now the fifth largest issuer of individual Medicare supplement insurance in the nation, excluding Blue Cross and Blue Shield-related entities, based on direct premiums earned. Medicare supplement policies provide coverage for many of the medical expenses which the Medicare program does not cover, such as deductible and coinsurance costs and specified losses which exceed the Federal program's maximum benefits.

     In 1991, the National Association of Insurance Commissioners (the "NAIC") defined ten model Medicare supplement policies. In states which have adopted the NAIC model, only those ten policies can be sold. In most states, the Company markets eight of the ten model policies those which the Company believes are most applicable to its target market. All states have adopted either the NAIC model or similar legislation which specifically defines policy models.

     Medicare Select policies combine the cost advantages of a preferred provider organization with a Medicare supplement policy to provide a reduced premium cost for policyholders. Utilization of specified hospitals, which waive certain deductibles covered by the Medicare supplement policy, allows the Company to reduce the premium charged. The federal government recently expanded the Medicare Select program to all states. Although the market for this product is just developing, the Company sells Medicare Select policies in a number of states and has plans to expand sales nationally.

     Long-Term Care and Home Health Care. The Senior Health Division also offers long-term care and home health care products designed principally for senior citizens. Long-term care policies generally provide specified per day benefits for nursing home confinements, within prescribed limits. Home health care policies provide specified per day benefits for required health services received in the home and comprehensive coverages which provide benefits for all levels of nursing home care, home health care and adult day care. In 1995, the Company developed and introduced a new series of "Independent Choice" long-term care and home health care plans which provide greater flexibility of benefit use and include care coordination features to help lower benefit costs. The Company's strategy is to cross-sell these products to customers who have already purchased the Company's Medicare supplement product.

     The Company believes that the market for long-term care and home health care insurance could increase due to federal tax legislation to provide tax deductibility for long-term care insurance premiums. See "--Health Care Reform".

     Specialty Health and Other. The Senior Health Division offers various specialty health products which typically are sold in conjunction with the Company's principal health products. These policies include hospital indemnity, private duty nursing and cancer plans. Additionally, the Company intends to develop and market managed care organizations for seniors as the demand for such products expands. The Company believes that the market for senior managed care products will grow as health care costs continue to grow. It is estimated that approximately 10% of Medicare beneficiaries in the nation participate in HMOs. There are many states with very low penetration of managed care in the senior market, including states with a high concentration of Medicare beneficiaries. The Company intends to take advantage of this opportunity by utilizing its position in the senior market and its managed care experience to market managed care products to senior citizens.

     Life Insurance and Annuities. The Senior Health Division markets life insurance and annuities which are issued by the Life Insurance Division to individuals age 65 and over. In 1994, the Company began selling smaller face-amount whole life insurance policies specifically designed to cover final expenses for senior citizens, including funeral expenses and other expenses that otherwise would be paid by the insured's family. As part of its cross-selling strategy, the Company automatically offers a pre-approved (already underwritten for issue) cash burial life insurance policy with all Medicare supplement policies issued to customers age 66-79. The Company also offers annuity products specifically designed for seniors. These products provide an attractive investment alternative to seniors, offering higher interest rates than bank savings accounts and certificates of deposit and the ability to receive monthly payouts during retirement years.

     Marketing. The Senior Health Division markets its products and services primarily to individuals age 65 and older through a distribution system of nearly 25,000 agents. The Company intends to enhance the Company's cross-selling capabilities through increased agent training and packaging of products. The agents receive extensive product and marketing information from the Company. They also have access, through the Company, to lists of prospective customers turning age 65 in their respective geographic areas and to a direct-mail lead-generation system. By providing its agents with training, sales materials, lead-generation programs and a full range of health and life insurance products designed for senior citizens, the Company intends to increase both sales to new customers and cross-sales to existing policyholders. The agents receive commissions on each sale based on the type of product sold.

Group Medical Division

     The Group Medical Division underwrites and markets small group and individual hospital and medical products, including major hospital and specialty health insurance policies, individually underwritten and issued. This division's products and services are targeted primarily to individuals and small business owners. The insureds in this division also become prospects for the Senior Health Division -- when they reach age 65, the Company automatically provides for conversion to a Medicare supplement policy.

     As in the Senior Health Division, the Company may, in the Group Medical Division, adjust health insurance premium rates by class, policy form and state in which the policy is issued, subject to applicable regulation, in order to maintain anticipated loss ratios. Since premium rate adjustments can have the tendency to increase policy lapses, conservation and customer service activities are emphasized. As with the Senior Health Division, the Group Medical Division follows a proactive approach involving the examination of health premium rates on a monthly basis. The matching of pricing structure with actual claims experience varies by product line and state. This ongoing analysis provides lead time for the orderly adjustment of premiums.

     The Group Medical Division intends to focus its efforts on increasing administrative efficiency and claims-cost containment on its existing block of business through, among other things, continued development of medical provider networks and continued migration of its fee-for-service indemnity health insurance customers to managed care products. As the regulatory environment evolves, the Company will evaluate growth opportunities in this market.

     Major Hospital. The Company offers major hospital insurance plans on an individual basis and on a group trust (multiple employer trust) and association basis and has issued master policies for such plans to several trusts and associations. These plans are designed to cover in-hospital expenses for self-employed individuals, small business owners, employees and their families. Hospital, surgical and other medical expenses are covered on an expense incurred basis with certain benefit limits after a prescribed deductible. The Company provides products with alternatives such as increased deductibles and different benefit structures designed to enable policyholders to maintain insurance protection without increased premium rates. The Company also has introduced a product which combines HMO-type wellness features within a specific provider network along with in-network and out-of-network indemnity benefits.

     Marketing. The Group Medical Division markets its products and services primarily to self-employed individuals and small business owners. In 1996, approximately 73% of this division's business was sold through a sales force of approximately 1,200 career agents, 15% was sold through a brokerage system of 14,000 independent agents and the remaining 12% was sold through 40,000 independent brokers in a distribution system related to the block of business acquired in August 1996 from Washington National Insurance Company.

Life Insurance Division

     The Life Insurance Division's products include traditional life (term and whole life), universal life and interest sensitive insurance and annuities. Substantially all of the Company's life insurance policies are individually underwritten and issued. This division's products and services are targeted primarily to the middle income market. In addition, this division underwrites, issues and administers the life insurance and annuity products marketed by the Senior Health and Life Division. This division grew significantly when the Company acquired Connecticut National Life (CNL) in January 1995.

     The following table sets forth the breakdown of collected premiums (computed on a statutory basis) among traditional life policies, interest sensitive and universal life policies and annuities for the years shown:

                                              Year Ended December 31,


                             1996                  1995             1994
                                           (dollars in thousands)
Traditional                $ 53,439            $ 44,276          $ 32,238
Interest Sensitive and
  Universal Life Policies    34,949              21,215            17,590
Annuities                    12,837              19,639            22,807
Total                      $101,225            $ 85,130          $ 72,635


For the fiscal year 1994, premiums collected from the Company's life insurance products were approximately 28% first year and 72% renewal, the fiscal year 1995 premiums were approximately 32% first year and 68% renewal, and for fiscal year 1996 premiums collected were approximately 35% first year and 65% renewal.

     The Company's gross life insurance in force was as follows at the dates shown:

                                             December 31,

                         1996                   1995                 1994
                                         (dollars in millions)

Traditional                $ 19,303           $  14,863          $  10,803
Interest Sensitive and
  Universal Life Policies     2,467               2,880              1,779
Total                      $ 21,770           $  17,743          $  12,582


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

     Interest Sensitive Life and Universal Life. The Company's interest sensitive and universal life insurance products provide life insurance with rates of return which are adjusted in relation to prevailing interest rates.
The policies permit the Company to change the rate of interest credited to the policy from time to time subject to certain minimum guaranteed rates. Universal life insurance products credit current interest rates to cash value accumulations, permit adjustments in benefits and premiums at the policyholder's option, and deduct mortality and expense charges monthly. Under other interest sensitive policies, premiums are flexible, allowing the policyholders to vary the frequency and amount of premium payments, but typically death benefit changes are not made by the policyholders. Some universal life products offer lower premiums for non-smokers in good health. For both universal life and other interest sensitive policies, surrender charges, if any, are deducted from the policyholder's account value at the time of surrender. No surrender charges are deducted if death benefits are paid or if the policy remains in-force for a specified period.

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

     Marketing. The Life Insurance Division markets its products primarily to individuals in middle income levels through a nationwide network of BGAs and MGAs who in turn contract with approximately 15,000 brokers and general agents. The Company's BGAs, MGAs and agents receive compensation through sales commissions.

         PREMIUM DISTRIBUTION

     The Company's insurance subsidiaries collectively are licensed to sell insurance in 49 states and the District of Columbia. The importance to the Company of particular states may vary over time as the composition of its agency network changes. The geographic distribution of collected premiums (before reinsurance) of the Company's subsidiaries in 1996 was as follows:


                              TOTAL         PERCENT
                              (Dollars in thousands)

         Texas             $ 79,445         10.0%
         Florida             67,715         8.5
         California          49,302         6.2
         Illinois            48,212         6.1
         New Jersey          33,109         4.2
         North Carolina      31,312         3.9
         Georgia             28,904         3.6
         Oklahoma            27,733         3.5
         Mississippi         27,595         3.5
         Pennyslvania        26,179         3.3
         Tennessee           25,364         3.2
         Missouri            24,377         3.1
         Other (1)          326,706        40.9
                   Total   $795,953       100.0%

(1)  Includes 37 other states, the District of Columbia, and certain U.S.
     territories and foreign countries, each of which accounts for less than 3% of collected premiums.


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

   The Company acquired CNL in January 1995 which had an existing modified coinsurance arrangement with Reassurance Company of Hannover (RCH) ceding 90% of all its retained business issued prior to December 31, 1994. CNL received an initial ceding allowance of $15 million which was included in an experience refund account. The experience refund account will be reduced by profits from the reinsured business. The Company will share profits on the reinsured business thereafter on a 50-50 basis with RCH. CNL is indemnified for losses on the business reinsured.

   Reinsurance agreements are intended to limit an insurer's maximum loss on the specified coverages. The ceding of reinsurance does not discharge the primary liability of the original insurer to the insured, but it is the practice of insurers (subject to certain limitations of state insurance statutes) to account for risks which have been reinsured with other approved companies, to the extent of the reinsurance, as though they are not risks for which the original insurer is liable. At December 31, 1996 approximately 28% of reinsurance receivables and amounts on deposit with reinsurers were due from RCH, 23% from Lincoln National Life Insurance Company, and 16% from Employers Reinsurance
Corporation.  Amounts due from any one other reinsurer were immaterial.
See Note 7 of Notes to Consolidated Financial Statements.

   The Company has occasionally used assumption reinsurance to acquire blocks of business from other insurers. In addition, the Company has from time to time entered into agreements to assume certain insurance business from companies for which it is marketing insurance products. The Company intends to continue these programs if they assist in expanding product lines and marketing territories and contribute to profitability. In August 1996, the Company assumed the individual and small group health business of Washington National Insurance Company (WNIC). The total premiums assumed were approximately $100 million for the five months ended Decemer 31, 1996. As of December 31, 1996, policy liabilities were increased as a result of the treaty by $66.3 million. The Company entered into a 50% quota share treaty with RCH on the business assumed from WNIC.

ACQUISITIONS

   The Company believes that current trends in the life and health insurance industry will provide opportunities for continued acquisitions and consolidations. Larger companies are reducing administrative costs by divesting divisions and blocks of life and health insurance business which do not fit their overall strategies and are focusing on two or three core product lines to improve efficiency and gain competitive advantage. Additionally, smaller, less efficient companies with less capital at their disposal are experiencing increasing difficulty in remaining competitive; regulatory requirements add significant costs which may not be able to be absorbed by smaller companies; capital requirements have increased due to the imposition of risk-based capital ratios by regulatory agencies; state healthcare reform programs are reducing health insurance profit margins; the costs of necessary information processing systems have increased; and smaller companies cannot access capital markets to finance additional growth.



The following table summarizes the recent significant acquisitions made by the
Company:

 ACQUISITIONS          DATE OF          TYPE OF BUSINESS
                       ACQUISITION

 Continental Life &    August 1993      Small group medical
 Accident Company                       insurance; became part
 (CLAC)                                 of the Group Medical
                                        Division.

 Connecticut National  January 1995     Interest sensitive and
 Life Insurance                         universal life
 Company (CNL)                          insurance; became part
                                        of the Life Insurance
                                        Division.

 Western Fidelity      July 1995        Major medical products;
 Insurance Company                      became part of the Group
 (block of business)                    Medical Division.

 Universal Fidelity    March 1996       Medicare supplement
 Life                                   carrier; to become part
 Insurance Company                      of the Senior Health and
 (UFLIC)                                Life Division.

 Washington National   August 1996      Major medical products;
 Insurance                              became part of the Group
 Company (block of                      Medical Division.
 business)

 SECURA Life           December 1996    Term life insurance and
 Insurance                              cash burial policies and
 Company (SLIC)                         annuities; became part
                                        of the Life Insurance
                                        Division.


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

   In March 1996, the Company acquired Universal Fidelity, a company which markets and underwrites primarily Medicare supplement products to senior citizens in Oklahoma and Texas. Universal Fidelity generated approximately $33 million of annualized premium. The approximately 30,000 Universal Fidelity Medicare supplement policyholders also provide potential for increased profitability through cross-selling of long-term care, home health care and other products.

   In August 1996, the Company acquired,and added to the Group Medical Division, a block of individual and small group health insurance business from Washington National Insurance Company (WNIC).

   In December 1996, the Company acquired, and added to the Life Insurance Division, SLIC, a $119 million asset company which had issued primarily term life insurance products.

INVESTMENTS

        The Company's investment policy is to balance its portfolio between long-term and short-term investments so as to achieve investment returns consistent with preservation of capital and maintenance of liquidity adequate to meet payment of policy benefits and claims. Current policy is to invest primarily in fixed income securities of the U.S. government and its agencies and authorities, and in fixed income corporate securities with investment grade ratings of Baa3 and/or BBB- or better. At December 31, 1996, less than 2.9% of the Company's total investment portfolio and less than 2.6% of its statutory admitted assets were below-investment grade or unrated. The Company has a policy to invest no more than 4% of its statutory admitted assets in fixed income securities below-investment grade or unrated. At December 31, 1996, the Company had invested assets of $1,195.5 million, compared to $1,042.6 million at December 31, 1995. The Company manages all of its investments internally with resource and evaluation assistance provided by independent investment consultants.

        The following table provides information on the Company's investments as of the dates indicated:



                                                                               December 31,
                                                                          (Dollars in thousands)
                                                                     1996                          1995

 TYPE OF INVESTMENT:                                        Amount            Percent       Amount        Percent
 Fixed maturities to be held to maturity:
    U.S. Treasury  . . . . . . . . . . . . . . . . .         $ 29,719            2%         $ 26,897         3%
    States and political subdivisions  . . . . . . .            5,475            1             4,669         1
    Corporate securities . . . . . . . . . . . . . .           59,068            5            51,608         5
    Mortgage-backed securities . . . . . . . . . . .          171,787           14           162,867        15
     Total fixed maturities held to maturity. .               266,049           22           246,041        24

 Fixed maturities available for sale:
    U.S. Treasury  . . . . . . . . . . . . . . . . .           27,358            2            34,084         3
    States and political subdivisions  . . . . . . .           37,361            3            26,976         3
    Foreign governments  . . . . . . . . . . . . . .            2,420            *             3,018         *
    Corporate securities . . . . . . . . . . . . . .          462,598           39           313,501        30
    Mortgage-backed securities . . . . . . . . . . .          228,501           20           245,087        23
     Total fixed maturities available for sale . . .          758,238           64           622,666        59

            Total fixed maturities . . . . . . . . .        1,024,287           86           868,707        83

 Equity securities . . . . . . . . . . . . . . . . .           28,630            2            15,570         1
 Real estate . . . . . . . . . . . . . . . . . . . .           14,989            1            18,250         2
 Mortgage loans  . . . . . . . . . . . . . . . . . .            9,890            1             9,253         1
 Policy loans  . . . . . . . . . . . . . . . . . . .           83,054            7            79,122         8
 Short-term investments  . . . . . . . . . . . . . .           34,659            3            51,690          5

                 Total Investments . . . . . . . . .     $  1,195,509          100%       $1,042,592       100%
______________________

*   less than one percent


      The following table provides information on the credit quality and average lives of the Company's fixed maturity portfolio as of December 31, 1996.

                                                                       FIXED MATURITY PORTFOLIO
                                                                         (dollars in thousands)

                                                                   Carrying
                                                                     Value               Percent
Credit Quality - S&P (or equivalent) rating:

  AAA                                                             $ 416,407               41%
  AA+, AA, AA-                                                      124,068               12
  A+, A, A-                                                         336,959               33
  BBB+, BBB, BBB-                                                   112,621               11
  Below-investment grade                                             33,432                3
  In default                                                            800                *
      Total                                                      $1,024,287              100%

Average Lives

  One year or less                                                 $ 21,697                2%
  Over one year through five years                                  276,863               27
  Over five years through ten years                                 297,392               29
  Over ten years                                                    428,335               42
      Total                                                      $1,024,287              100%

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

     Yields recognized in future periods on such investments may be less than yields recognized on other investments and will be less than the yield expected when the fixed maturity security was originally purchased. The effect on net income from declines in interest income and portfolio yield from impaired securities in future periods will depend on many factors, including, for life insurance business, the level of interest rates credited to policyholder account balances. Inasmuch as interest rates credited to the Company's policyholders are typically guaranteed only for one year, the Company does not expect any material adverse effect on net income in future periods from declines in yields from impaired securities.

     Mortgage-Related Securities. At December 31, 1996, the Company had $400.3 million (or 39% of its fixed maturities portfolio) in mortgage-related securities compared to $408.0 million at December 31, 1995 (or 47% of its fixed maturities portfolio). The mortgage-related securities are invested primarily in U.S. government agency and non-agency pass-through certificates and various components of U.S. government agency and non-agency collateralized mortgage obligations ("CMOs"). CMOs are bonds that are collateralized by U.S. government agency or non-agency whole loan mortgages and mortgage pass-through securities. The yield characteristics of mortgage-related securities differ from those of traditional fixed income securities. The major differences typically include more frequent interest and principal payments, usually monthly, and the possibility that prepayments of principal may be made at any time. Prepayment rates are influenced by changes in current interest rates and a variety of economic, geographic, social and other factors and cannot be predicted with certainty. The yields to maturity of the mortgage-related securities will be affected by the actual rate of payment (including prepayments) of principal of the underlying mortgage loans. In general, prepayments on the underlying mortgage loans, and subsequently the mortgage-related securities backed by these loans, increase when the level of prevailing interest rates declines significantly below the interest rates on such loans. When declines in interest rates occur, the proceeds from the prepayment of such securities may be reinvested at lower rates than the Company was earning on such securities.

     The Company's mortgage-related securities portfolio is well diversified as to collateral, maturity, duration and other characteristics. The majority of the mortgage-related securities portfolio has the guarantee or backing of agencies of the United States government. Generally, the mortgage-related securities consist of pools of single-family, residential mortgages. At December 31, 1996, the Company's mortgage-related securities portfolio included $143.3 million of CMOs and pass-through certificates issued by non-government agencies (35.8% of total mortgage-backed securities) compared to $136.9 million at December 31, 1995 (33.6% of total mortgage-backed securities). The majority of these holdings are senior securities in the CMO structures which are collateralized by first mortgage liens on single-family residences and which have investment grade ratings of Baa3 and/or BBB- or higher. The creditworthiness of these securities is based solely on the underlying mortgage loan collateral and credit enhancements in the form of senior/subordinated structures, letters of credit, mortgage insurance or surety bonds. The underlying mortgage loan collateral principally consists of whole loan mortgages that exceed the maximum imposed by both the Federal National Mortgage
Association and the Federal Home Loan Mortgage Corporation.   Therefore, the
collateral tends to be concentrated in states with the greatest number of higher priced single family residences, including California, New York, New Jersey, Maryland, Virginia and Illinois.

     At December 31, 1996, the Company held $10.5 million carrying value of inverse floater and interest-only tranches of CMOs. These derivative securities were acquired to protect the Company in the event of adverse interest rate fluctuations. The yields and fair values of these securities are generally more sensitive to changes in interest rates and prepayments than other mortgage-related securities.

     The following table summarizes the components of the Company's mortgage-related securities portfolio at December 31, 1996, and December 31, 1995:

                                                          At December 31, 1996           At December 31, 1995
                                                        Carrying         Fair          Carrying         Fair
                                                          Value          Value           Value          Value
                                                                            (IN THOUSANDS)
 Inverse floaters and interest-only
   CMO tranches  . . . . . . . . . . . . . . . . .     $    10,499   $      10,499   $     10,258   $     10,258
 Other CMOs:
   U.S. government agency  . . . . . . . . . . . .         199,694         199,502        207,637        211,507
   Non-agency  . . . . . . . . . . . . . . . . . .         140,625         140,625         73,784         73,793
          Total other CMOs . . . . . . . . . . . .         340,319         340,127        281,421        285,300
 U.S. government agency pass-through . . . . . . .          46,844          46,672         53,136         53,664
 Non-agency pass-through . . . . . . . . . . . . .           2,626           2,626         63,139         63,139
           Total mortgage-backed securities. . . .     $   400,288   $     399,924   $    407,954   $    412,361


     Since investment income is an important component of revenue and profitability for the Company; significant focus is placed on the analysis of both asset and liability characteristics in the investment process. Profitability is impacted by spreads between yields earned on investments and rates credited on annuities, interest sensitive and life insurance liabilities. Although substantially all credited rates on these liabilities can be changed annually, changes in interest rates credited may not be sufficient to maintain targeted investment spreads in all economic and market environments. In addition, other factors including competition, the impact of the level of surrenders and withdrawals may limit the Company's ability to adjust or to maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions.

     The Company, in recognizing this importance of interest rate managment, seeks to balance the duration of its invested assets with the expected duration of benefit payments arising from insurance liabilities. At December 31, 1996, the duration of the Company's fixed maturity portfolio is 4.5 years and the duration of the Company's insurance liabilities is 4.1 years. The Company meets at least monthly to review the asset and liability position in order to make necessary adjustments including adjustments to investment activity or crediting rates or both.

     The Company's investment portfolio used to support this asset and liability management is comprised of fixed maturity investments. These fixed maturity investments are comprised primarily in investment grade debt securities of the United States government, public utilities and other corporations, and mortgage-backed securities (MBS).

     Mortgage-backed securities included collateralized mortgage obligations
(CMOs) and mortgage-backed pass-through securities. CMOs are securities backed by pools of pass-through securities and/or mortgages that are segregated into sections or "tranches" which provide for sequential retirement of principal rather than the pro rata share of principal return which occurs through regular monthly principal payments on pass-through securities. Interest and principal payments occur more frequently than those of traditional fixed income securities. Almost all mortgage-backed securities are subject to risks associated with variable prepayments.

     Prepayment rates are influenced by a number of factors which cannot be predicted with certainty including the relative sensitivity of the underlying mortgages backing the assets to changes in interest rates; a variety of economic, geographic and other factors; and the repayment priority of the securities in the overall securitization structures.

     In general, prepayments on the underlying mortgage loans, and the securities backed by these loans, increase when the level of prevailing interest rates declines significantly below the interest rates on such loans. MBS purchased at a discount to par will experience an increase in yield when the underlying mortgages prepay faster than expected. Those securities purchased at a premium that prepay faster than expected will incur a reduction in yield.

     The degree to which a MBS is susceptible to income fluctuations is influenced by (i) the difference between its cost and par; (ii) the relative sensitivity of the underlying mortgages backing the security to prepayment in a changing interest environment; and (iii) the repayment priority of hte security in the overall securitization structure. The Company limits the extent of these risks and the impact they may have on asset/liability management by: (I) generally purchasing securities which are backed by collateral with lower prepayments sensitivity (such as seasoned mortgages or MBS priced at a discount to par); (ii) avoiding securities whose values are heavily influenced by changes in prepayments (such as interest-only and principal-only securities); and (iii) investing in securities structured to reduce prepayment risk.

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

     The states in which the Company is licensed have the authority to change the minimum mandated statutory loss ratios to which the Company is subject, the manner in which these ratios are computed and the manner in which compliance with these ratios is measured and enforced. Loss ratios are commonly defined as incurred claims and increases in policy reserves divided by earned premiums. Most states in which the Company writes insurance have adopted the loss ratios recommended by the National Association of Insurance Commissioners (NAIC). The Company is unable to predict the impact of (i) any changes in the mandatory statutory loss ratios for individual or group policies to which the Company may become subject, (ii) any changes in the minimum loss ratios for individual, group or Medicare supplement policies, or (iii) any change in the manner in which these minimums are computed or enforced in the future. The Company has not been informed by any state that it does not meet mandated minimum ratios, and the Company believes that it is in compliance with all such minimum ratios. In the event the Company is not in compliance with minimum statutory loss ratios mandated by regulatory authorities with respect to certain policies, the Company may be required to reduce or refund premiums, which could have a material adverse effect upon the Company.

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

     The federal government does not directly regulate the insurance business. However, federal legislation and administrative policies in several areas, including pension regulation, age and sex discrimination, financial services regulation and federal taxation, do affect the insurance business. Recently, a number of state legislatures have considered or have enacted legislative proposals that alter, and in many cases increase, the authority of state agencies to regulate insurance companies and holding company systems. In addition, legislation has been introduced from time to time in recent years which, If enacted, could result in the federal government assuming a more direct role in the regulation of the insurance industry.

     State insurance regulators and the NAIC periodically re-examine existing laws and regulations and their application to insurance companies. In recent years, the NAIC has approved, the recommended to the states for adoption and implementation, several regulatory initiatives designed to decrease the risk of insolvency of insurance companies. These initiatives include risk based capital ("RBC") requirements for determining the levels of capital and surplus an insurer must maintain in relation to its insurance and investment risks. Other NAIC regulatory initiatives impose restrictions on an insurance company's ability to pay dividends to its stockholders. These initiatives may be adopted by the various states in which the Company's subsidiaries are licensed; the ultimate content and timing of any statutes and regulations adopted by the states cannot be determined at this time. It is not possible to predict the future impact of changing state and federal regulation on the Company's operations, and there can be no assurance that existing insurance related laws and regulations will not become more restrictive in the future or that laws and regulations enacted in the future will not be more restrictive.

     The NAIC's RBC requirements are intended to be used as an early warning tool to help insurance regulators identify deteriorating or weakly capitalized companies in order to initiate regulatory action. Such requirements are not intended as a mechanism for ranking adequately capitalized companies. The formula defines a new minimum capital standard which supplements the low, fixed minimum capital and surplus requirements previously implemented on a state-by-state basis.

     The NAIC's RBC requirements provide for four levels of regulatory attention, varying with the ratio of the company's total adjusted capital (defined as the total of its statutory capital, surplus, asset valuation reserve and certain other adjustements) to its RBC. If a company's total adjusted capital is less than 100 percent but greater than or equal to 75 percent of its RBC, or if a negative trend (as defined by the regulators) has occurred and total adjusted capital is less than 125 percent of RBC (the "Company Action Level"), the company must submit a comprehensive plan to the regulatory authority proposing corrective actions aimed at improving its capital position. If a company's total adjusted capital is less than 75 percent but greater than or equal to 50 percent of its RBC (the "Regulatory Action Level"), the regulatory authority will perform a special examination of the company and issue an order specifying corrective actions that must be followed. If a company's total adjusted capital is less than 50 percent but greater than or equal to 35 percent of its RBC (the "Authorized Control Level"), the regulatory may take any action it deems necessary, including placing the company under regulatory control. If a company's total adjusted capital is less than 35 percent of its RBC (the "Mandatory Control Level") the regulatory authority must place the company under its control. At December 31, 1996 the total RBC based on company action level were as follows for the company's significant insurance subsidiaries:

            Pioneer Life Insurance Company          138%
            Manhattan National Life                 217
            Connecticut National Life               583
            SECURA Life                             274
            National Group Life                     175
            Continental Life & Accident             200
            Universal Fidelity                      435

     Under statutory accounting, insurance companies are required to establish an asset valuation reserve ("AVR") consisting of two components: a "default component" which provides for future credit-related losses on fixed maturity investments and an "equity component" which provides for losses on all types of equity investments, including real estate. Insurers are also required to establish an interest maintenance reserve ("IMR") for fixed maturity realized capital gains and losses, net of tax, related to changes in interest rates. The IMR must be amortized into earnings on a basis reflecting the remaining period to maturity of the fixed maturity securities sold. State regulatory authorities require that these reserves be established as a liability on a life insurer's statutory financial statements. These reserves do not affect financial statements of the Company prepared in accordance with generally accepted accounting principles ("GAAP").

     Under the solvency or guaranty laws of most states in which they do business, the Company's insurance subsidiaries may be required to pay guaranty fund assessments (up to certain prescribed limits). Guaranty funds are established by various states to fund policyholder losses or the liabilities of insolvent or rehabilitated insurance companies. These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer's financial strength. In certain instances, the assessments may be offset against future premium taxes. The amount of such assessments has increased in recent years, however, and may increase in future years. The likelihood and amount of any other future assessments in addition to estimated amounts accrued at December 31, 1996, cannot be estimated. Such assessments are beyond the control of the Company.

     Approximately once every three years, as part of their routine regulatory oversight process, insurance departments conduct detailed examinations of the books, records and accounts of insurance companies domiciled in their states. Such examinations are generally conducted in cooperation with the departments of two or three other states, under guidelines promulgated by the NAIC. Several examinations of the Company's life insurance subsidiaries have been recently completed. The preliminary conclusions reached do not have a material adverse effect on the Company or its business and operations.

     Federal and state regulations have had, and are expected to continue to have, the effect of increasing the regulation of Medicare supplement plans in all states. In July 1991, the NAIC implemented regulations creating 10 model Medicare supplement plans (Plans A throught J). Plan A provides the least extensive coverage, while Plan J provides the most extensive coverage. Under NAIC regulations, Medicare insurers must offer Plan A, but may offer any of the other plans at their option. The Company currently offers eight of the model plans.

     The NAIC model regulation concerning Medicare supplement policies also regulates the profits that insurance companies may earn in respect of any such policies by providing that Medicare supplement policies may not be issued unless it can be expected, as estimated for the period for which the prescribed rate thereunder is to provide coverage, to return to policyholders aggregate benefits equal to at least: (I) 75 percent of the aggregate amount of premiums earned on group policies; and (ii) 65 percent of the aggregate amount of premiums earned on individual policies. Technical corrections to OBRA mandate compliance with these calculations for policies issued prior to the original OBRA regulations. Under this regulation, the Company must file a Medicare Supplement Refund Calculation Form each year. If the Company's actual loss ratio falls below ratios prescribed by the Form by more than a de minimis amount, the Company must make a refund to policyholders. The Company has reviewed the loss ratios on business subject to the NAIC model regulations and currently believes that no significant refunds will be required.

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

     At the federal level, the Health Insurance Portability and Accountability Act of 1996 includes provisions which permit premiums paid for long-term care insurance to be treated as tax-deductible medical expenses, with the amount of the deduction increasing with the age of the taxpayer. The Company has responded to this legislation by developing new tax-qualified long-term care policies which are being introduced in 1997.

     The Health Insurance Portability and Accountability Act of 1996 also includes provisions affecting group and individual health insurance products, including requirements for guaranteed portability, specifications of coverage for pre-existing conditions and a test program for medical savings accounts.
The Company has developed a medical savings account plan to be marketed in conjunction with one of its high-deductible major medical policies which is expected to be introduced in the second quarter of 1997. Other provisions of this Act will require modifications of existing products and marketing in the Company's Group Medical Division. The Company cannot predict with certainty the effect legislative developments could have on its business and operations. It is likely that health care reform at the federal and state levels will require the Company to make significant changes to the way it conducts its health insurance business. The Company has already initiated activity to prepare for expected legislation.

EMPLOYEES

     As of December 31, 1996, the Company employed approximately 1,700 persons on a full-time basis. The Company considers its employee relations to be good.



                        DIRECTORS AND EXECUTIVE OFFICERS

     The executive officers and directors of the Company are as follows:


Peter W. Nauert . . . . . . . . . . . . . . . .      53        Chairman, Chief Executive Officer and Director
Charles R. Scheper  . . . . . . . . . . . . . .      44        President - Life Insurance Operations
Thomas J. Brophy  . . . . . . . . . . . . . . .      61        President - Health Insurance Operations
Mark S. Fischer.  . . . . . . . . . . . . . .        40        Executive Vice President and Chief Operating Officer
Billy B. Hill, Jr.  . . . . . . . . . . . . . .      45        Executive Vice President and General Counsel
David I. Vickers  . . . . . . . . . . . . . . .      35        Senior Vice President, Treasurer and Chief Financial Officer
Philip J. Fiskow  . . . . . . . . . . . . . . .      40        Senior Vice President and Chief Investment Officer
Michael A. Cavataio . . . . . . . . . . . . . .      53        Director and Vice Chairman
William B. Van Vleet  . . . . . . . . . . . . .      72        Director
R. Richard Bastian, III . . . . . . . . . . . .      50        Director
Karl Heinz Klaeser  . . . . . . . . . . . . . .      65        Director
Michael K. Keefe  . . . . . . . . . . . . . . .      52        Director
Robert F. Nauert  . . . . . . . . . . . . . . .      72        Director
Carl A. Hulbert . . . . . . . . . . . . . . . .      74        Director
John W. Gardiner  . . . . . . . . . . . . . . .      66        Director


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

     Billy B. Hill, Jr. was elected Executive Vice President and General Counsel of the Company on May 23, 1996. Prior to that time, he acted as outside legal counsel to the Company and others and functioned as a legal consultant to, and Acting General Counsel of, the Company from January 1, 1996 to May 23, 1996.
Mr. Hill has served as a director of a subsidiary of the Company since 1995.

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

     William B. Van Vleet has been a director of the Company since 1982. He was Executive Vice President of the Company from 1986 to 1995 and General Counsel of the Company from 1982 to 1988. In June 1991, he was again elected General Counsel and served until his retirement from that position in 1995. Mr. Van Vleet had served Pioneer Life Insurance Company, a subsidiary of the Company, from 1948 until 1995 as General Counsel and a director. Mr. Van Vleet also serves as a director of other subsidiaries of the Company.

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

     Carl A. Hulbert was elected director of the Company in March 1995 and has been a director of a subsidiary of the Company since 1990. Mr. Hulbert is a management consultant, specializing in the insurance industry. Mr. Hulbert is a past Insurance Commissioner of the state of Utah. He has also been a director for numerous insurance companies during his 49 year business career.

     John W. Gardiner was elected director of the Company in May 1996. Mr. Gardiner was a director, President and Chief Operating Officer of Life Partners Group and a director and Chairman and Chief Executive Officer of Massachusetts General Life Insurance Company and Philadelphia Life Insurance Company, two subsidiaries of Life Partners, from March 1990 to his retirement in May 1995.


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


ITEM 3.  LEGAL PROCEEDINGS

     The Company and its subsidiaries are named as defendants in various legal actions, some claiming significant damages, arising primarily from claims under insurance policies, disputes with agents, and other matters. The Company's management and its legal counsel are of the opinion that the disposition of these actions will not have a material adverse effect on the Company's consolidated financial condition, cash flows, or results of operations.


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

                                                                             High       Low      Dividend
 1995
         First Quarter   . . . . . . . . . . . . . . . . . . . . . . . .  $  11 1/4  $   8 7/8 $       .045
         Second Quarter  . . . . . . . . . . . . . . . . . . . . . . . .     15 1/2     10 3/4         .045
         Third Quarter   . . . . . . . . . . . . . . . . . . . . . . . .     15 3/8     13 1/8         .045
         Fourth Quarter  . . . . . . . . . . . . . . . . . . . . . . . .     18 1/2     13 7/8         .045

 1996
         First Quarter   . . . . . . . . . . . . . . . . . . . . . . . .     18 3/8     15 1/8         .055
         Second Quarter  . . . . . . . . . . . . . . . . . . . . . . . .     17 1/4     15 3/8         .055
         Third Quarter   . . . . . . . . . . . . . . . . . . . . . . . .     16 5/8     14 1/8         .055
         Fourth Quarter  . . . . . . . . . . . . . . . . . . . . . . . .     25 1/8     16 1/4         .055


     As of February 29, 1996, there were approximately 555 holders of record of the Common Stock.

     On March 18, 1997 the Company's Board of Directors announced a quarterly common stock dividend of 5.5 cents per share to be paid in April 1997 to stockholders of record on March 31, 1997.

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




ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA (A)

     The following selected consolidated financial data for the five years ended December 31, 1996, are derived from the consolidated financial statements of the Company. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein.

                                                        (In thousands except per share amounts)
                                                        Year Ended December 31,

                                     1996             1995             1994           1993             1992

Operating Data:

Accident and health
  premiums                        $ 686,867        $ 625,951        $ 659,180       $ 601,684        $ 559,894
Life and annuity premiums
  and policy charges                 84,040           61,092           44,929          39,282           35,219
Net investment income                74,847           70,975           42,786          40,242           43,555
Other income and realized
  investment gains/losses            42,151           42,066           27,260          17,920           17,305
    Total revenues                  887,905          800,084          774,155         699,128          655,973

Accident and health benefits        466,737          398,971          407,249         397,963          368,046
Life and annuity benefits            90,672           76,846           42,947          39,419           47,622
    Total benefits                  557,409          475,817          450,196         437,382          415,668
    Total benefits and
      expenses                      841,761          768,362          748,133         680,364          681,409

Income (loss) before
  income taxes                       46,144           31,722           26,022          18,764         (25,436)

Net income (loss)                    30,456           20,968           17,149          12,145         (16,959)

Preferred stock dividends               591            1,805            1,904           2,021            2,039

Income (loss) applicable to
  common stockholders              $ 29,865         $ 19,163         $ 15,245        $ 10,124        $(18,998)

Net income (loss) per
  common share
    Primary                          $ 2.69           $ 2.44           $ 2.36          $ 1.51          $(2.85)
    Fully diluted                      2.16             1.85             1.58            1.26            2.85

Dividends declared per
  common share                          .22              .18              .15              -                -

Average common and common
  equivalent shares
  outstanding
    Primary                          11,114            7,839            6,459           6,724           6,660
    Fully diluted                    15,654           12,608           12,734          10,731           8,195



                                                    (In thousands except per share amounts)
                                                                 December 31,

                                     1996             1995             1994             1993            1992

Balance Sheet Data:

Total investments                $1,195,509       $1,042,592         $723,837         $674,206        $568,349
Deferred policy
  acquisition costs                 224,010          193,193          204,327          237,354         249,474
Total assets                      1,823,740        1,569,668        1,085,464        1,114,966         981,156
Policy liabilities                1,388,891        1,225,212          878,372          909,800         808,163
Short-term notes
  payable                             6,248           13,534           20,093            5,575          12,931
Long-term notes
  payable                            21,514           21,504            2,520            1,125          25,170
Subordinated debentures                  -             9,695           57,427           57,477              -
Subordinated notes                   86,250               -                -                -               -
Redeemable Preferred
  Stock                                  -            21,222           21,682           23,675          23,990
Stockholders' equity                188,830          144,574           68,328           68,872          62,732
Stockholders' equity per
  common share   $ 16.06            $ 14.35          $ 11.55          $ 10.86           $ 9.21


(a) Comparison of selected consolidated financial data above will be significantly affected by the acquisition of certain insurance companies and blocks of business described in Item 1 - Business section. Refer to the notes of the consolidated financial statements for a further description of business combinations and reinsurance.

     The number of primary and fully diluted shares outstanding increased significantly as a result of the August 1995 and 1996 conversions of the 8% convertible subordinated debentures, the May 1995 conversion of preferred stock, and the March 1996 issuance of convertible subordinated notes.
     Refer to the notes of the consolidated financial statements.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Fiscal Year 1996 Compared to Fiscal Year 1995

     Overview

     PFS has three business segments: Group Medical, Senior Health, and Life Insurance. The segments are based on PFS' main Divisions. Allocations of investment income and certain general expenses are based on various assumptions and estimates, and reported operating results by segment would change if different methods were applied. Investment income is allocated based primarily on the policy liabilities and capital supporting the segment. General expenses are determined based on cost center and functional expense analysis prepared in conjunction with the monthly budgeting process. Assets are not individually identifiable by segment and have been allocated based on the amount of policy liabilities by segment and by other formulas. Depreciation expense and capital expenditures are not considered material. Realized investment gains and losses are allocated to the appropriate segment.

General corporate expenses are not allocated to the individual segments. Revenues, income or loss before income taxes, and identifiable assets by business segment are as follows:

                                                                                       Year Ended December 31,
                                                                                         1996         1995
                          Revenues                                                         (in thousands)

                          Group Medical (1) . . . . . . . . . . . . . . . . . . . .     $ 439,902    $ 430,885
                          Senior Health (2) . . . . . . . . . . . . . . . . . . . .       297,244      236,556
                          Life Insurance  . . . . . . . . . . . . . . . . . . . . .       135,791      115,545
                          Corporate and Other . . . . . . . . . . . . . . . . . . .        14,968       17,098
                                  TOTAL   . . . . . . . . . . . . . . . . . . . . .     $ 887,905    $ 800,084

                          Pre-tax operating Income (loss) (3)

                          Group Medical (1) . . . . . . . . . . . . . . . . . . . .     $ 20,615     $ 20,344
                          Senior Health (2) . . . . . . . . . . . . . . . . . . . .       19,915       11,604
                          Life Insurance  . . . . . . . . . . . . . . . . . . . . .       13,764        7,669
                          Corporate expense, interest and other . . . . . . . . . .      (11,915)      (6,728)
                                  TOTAL   . . . . . . . . . . . . . . . . . . . . .     $ 42,379     $ 32,889

(1)  Excludes revenues from life insurance products marketed by the Group
     Medical Division but issued by the Life Insurance Division. For purposes of the discussion set forth herein, the Company has included the revenue and pre-tax income generated from the sale of a policy in the results of operation of the division which issued the policy.

(2)  Excludes revenues from life insurance products marketed by the Senior
     Health Division but issued by the Life Insurance Division. For purposes of the discussion set forth herein, the Company has included the revenue and pre-tax income generated from the sale of a policy in the results of operation of the division which issued the policy.

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


Group Medical Division

     Revenue. Total revenue in the Group Medical Division increased $9.0 million, or 2%, from $430.9 million to $439.9 million. The increase was due to the assumption of the small group and individual health business of Washington National Insurance Company (WNIC) which added net of reinsurance $50.2 million in revenue during 1996. The increase in revenue from the WNIC block offset the decline in the Company's direct major medical business. The division continued to scale back marketing in certain states due to regulatory concerns.

     Net investment income increased $1.7 million, or 21%, from $7.7 million to $9.4 million due to the increase in invested assets associated with the WNIC block of business.

     Other income decreased $3.7 million, or 21%, from $18.9 million to $15.2 million due to a reduction in commission overrides at the Company's marketing subsidiaries.

     Benefits. The following table sets forth the earned premium, benefits, and loss ratios for products issued by the Group Medical Division:

 1996                                                                                     1995

                                                               (Dollars in thousands)

 Earned premium (1)                                $ 423,714                            $ 414,160

 Benefits (1)                                        282,079                               261,336

 Loss ratio                                           66.6%                                 63.1%


(1) In the Company's statement of consolidated income, premium represents premiums written, adjusted for reinsurance; the changes in unearned premium are reflected in benefits.


     The increase in loss ratio is due to the assumed block of WNIC business which has a higher ultimate loss ratio and a shift to a low commission and higher benefit product structure due to small group reform. The loss ratio on the assumed block of WNIC business was 77.2% for 1996.

     Insurance and General Expenses. Insurance and general expenses decreased $11.4 million, or 10%, from $119.5 million to $108.1 million. The expense decreased in 1996 primarily due to lower average commission rates resulting from non-commissionable rate increases and a marginal improvement in administration efficiencies. The remaining decrease was due to the reduction in new business from historical distribution channels.

     The amortization of DAC decreased $3.8 million, or 10%, from $38.0 million to $34.2 million. The decrease was due to the lower 1996 new business levels.

Senior Health Division

     Revenue. Total revenue in the Senior Health Division increased $60.6 million, or 26%, from $236.6 million to $297.2 million. Senior health premium increased $50.4 million, or 23%, from $221.0 million to $271.4 million. The increase was due to the acquisition of Universal Fidelity in March 1996 and an increase in new business sales.

     Net investment income increased $5.4 million, or 61%, from $8.8 million to $14.2 million, primarily due to the acquisition of Universal Fidelity and an overall increase in invested assets. The investment yields remained relatively unchanged during 1996. The total realized gains decreased $1.0 million from $5.1 million to $4.1 million.

     Benefits. The following table sets forth the earned premium, benefits, and loss ratios for senior health products:


                               1996                1995
                              (Dollars in thousands)

 Earned premium (1)         $ 260,563             $ 217,382

 Benefits (1)                 181,631               143,226

 Loss ratio                      69.7%                 65.9%

(1) In the Company's statement of consolidated income, premium represents premiums written, adjusted for reinsurance; the changes in unearned premium are reflected in benefits.


     The loss ratio on the renewal block of medicare supplement business acquired from Universal Fidelity was 71.9% which is higher than the Company's historical loss ratios. The remaining increase in loss ratio in 1996 is due to the runoff of the pre-standardized medicare supplement products which carry a lower loss ratio than the Company's standardized forms.

     Insurance and General Expenses. The expense ratio remained relatively unchanged. The decline in administrative expense levels was offset by a continued increase in marketing expenses associated with new marketing initiatives.

     The amortization of DAC decreased $3.6 million, or 17%, from $21.6 million to $18.0 million. The decreased level of amortization was due to improved persistency on the in-force Medicare supplement business.

Life Insurance Division

     Revenue. Total revenue in the Life Insurance Division increased $20.3 million, or 18%, from $115.5 million to $135.8 million. The increase was due primarily to a 28% increase in new business sales.

     Net investment income decreased $3.6 million, or 7%, from $54.4 million to $50.8 million. This decrease was primarily due to a decrease in the investment income allocated to the senior life product line.

     Benefits. Total life and annuity policy benefits increased $13.9 million, or 18%, from $76.8 million to $90.7 million due primarily to a 23% increase in life insurance in-force and $1.6 million associated with higher than expected claims on the Company's senior life products. The senior life mortality continued to exceed that which was developed in pricing and the Company has continued to initiate rate increases and modify underwriting procedures to improve profitability. The mortality experience on the remaining block of business was consistent with projected levels.

     Insurance and General Expenses. Insurance and general expenses decreased $4.2 million, or 19%, from $22.0 million to $17.8 million. The decrease was due primarily to $1.6 million associated with a reinsurance litigation settlement included in the 1995 amount, an overall reduction in commissions associated with the senior life products, and a 14% reduction in the maintenance unit cost per policy.

     The amortization of DAC increased $3.8 million, or 40%, from $9.6 million to $13.4 million with the increased life insurance in force.

Corporate Expenses

     Corporate expenses increased $3.7 million, or 132% during 1996 due to executive officer bonuses of $1.5 million, increased outside consulting expenses of $0.9 million, and a general increase in other corporate expenses. Interest expense increased $1.6 million or 34% due primarily to the March 1996 issuance of the convertible subordinated notes. The operations of the managed care division included in the corporate segment did not have a material effect on operating income in 1996 or 1995.


Consolidated Financial Condition and Results of Operations

Fiscal Year 1996 Compared to Fiscal Year 1995

     Net income. The Company's consolidated net income increased $9.5 million, or 45%, from $21.0 million to $30.5 million. This increase was due primarily to improved operating profitability in the Senior Health and Life Divisions.

     Premiums and policy charges. Total premiums and policy charges increased $83.9 million, or 12%, from $687.0 million to $770.9 million. Accident and health premiums increased $60.9 million, or 10% due to the acquisition of UFLIC and the small group and individual health reinsurance agreement with WNIC. Life and annuity premiums increased $22.9 million or 38% due to the significant growth in new business during 1996.

     Net investment income. Net investment income increased $3.8 million, or 5%, from $71.0 million to $74.8 million. Invested assets increased 15% to $1,196 million and annualized investment yields decreased slightly from 7.0% to 6.9%.

     Other revenue. Other income and realized investment gains and losses remained relatively unchanged.

     Benefits. Total benefits increased $81.6 million, or 17%, from $475.8 million to $557.4 million. Accident and health benefits, which include the change in unearned premiums, increased $67.8 million, or 17%, from $399.0 million to $466.7 million. Life and annuity benefits increased $13.8 million, or 18%.

     Insurance and general expenses. Insurance and general expenses (which include non-deferred commission compensation to agents) decreased $6.1 million, or 3%, from $218.4 million to $212.3 million. The commission compensation is expected to continue to decline on the Company's small group major medical products.

     Amortization of DAC. Amortization of DAC decreased $3.7 million, or 5%, from $69.2 million to $65.5 million. The decrease was primarily due to a lower level of group major medical new business and improved persistency on Medicare supplement business.

     Income tax rate. The effective federal income tax rate was 34% due to the investment in tax-exempt securities included in the Company's portfolio.

     Other. Investments, premiums and other receivables, amounts on deposit and due from reinsurers, accrued investment income and other assets increased principally due to the acquisitions of SLIC, UFLIC and the WNIC block of business. DAC increased as a result of the significant increase in life and long-term care production. The decrease in short-term notes payable resulted from the use of proceeds from the Company's public offering in the first quarter of 1996. General expenses and other liabilities, and amounts due to reinsurers increased due primarily to the acquisition of SLIC and the WNIC block of business. The remaining balance sheet amounts remained relatively consistent with the amounts at December 31, 1995.

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

     Other revenue. Other income and realized investment gains and losses increased $14.8 million, or 54%, from $27.3 million to $42.1 million. The increase in other income was due to increased sales to unaffiliated clients by the Company's managed care subsidiaries and the acquisition of ACMG, Inc. in July 1995. The remaining other income generated by the Company's non-insurance subsidiaries remained relatively unchanged.

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

     Insurance and general expenses. Insurance and general expenses (which includes non-deferred commission compensation to agents) increased $25.6 million, or 13%, from $192.8 million to $218.4 million. Expenses for the managed care subsidiaries increased due to the increase in sales and the acquisition of ACMG. Expenses in the insurance divisions increased due to the development of new marketing and sales incentive programs, system development costs, and the acquisition of CNL. Corporate expenses increased $4.0 million primarily due to $5.2 million in payments made to converting bondholders and other expenses relating to the August 1995 conversion of the Company's 8% Debentures.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's consolidated liquidity requirements are created and met primarily by operations of its subsidiaries. The insurance subsidiaries' primary sources of cash are premiums, investment income, and investment sales and maturities. The insurance subsidiaries' primary uses of cash are operating costs, policy acquisition costs, payments to policyholders and investment purchases. In addition, liquidity requirements of the holding company are created by dividends, interest payments on the 6.5% Notes and other debt service requirements.

     The ability of the insurance subsidiaries to pay dividends and make other payments to the Company is subject to state insurance department regulations which generally permit dividends and other payments to be paid for any twelve month period in amounts equal to the greater of (i) net gain from operations in the case of a life insurance company or net income in the case of all other insurance companies for the preceding calendar year or (ii) 10% of surplus as of the preceding December 31st. Any dividends in excess of these levels require the prior approval of the Director or Commissioner of the applicable state insurance department. The amount of dividends that the Company's insurance subsidiaries could pay in 1997 without prior approval is approximately $5.6 million. These liquidity requirements of the holding company have historically been met through dividends from the non-insurance subsidiaries which receive payments primarily from fees charged for administrative and marketing services provided to the Company's insurance subsidiaries and other unaffiliated companies. Dividends from the insurance subsidiaries could be required in the future to meet such liquidity requirements.

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

     The Company has offered commission advances to certain of its agents and marketing organizations which consist primarily of annualization of first year commissions. This means that when the first year premium is paid in installments, the Company will advance a percentage of the commissions that the agent would otherwise receive over the course of the first policy year. The Company, through a subsidiary, has entered into agreements with an unaffiliated corporation to provide financing for a portion of its agent commission advance program through the sale of agent receivables. Proceeds from such sales for 1996 and 1995 were $26.2 million and $20.9 million, respectively. The termination date of the current program is December 31, 1997, subject to extension or termination as provided therein. The Company has retained approximately $14.2 million of agent advances at December 31, 1996.

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

     In January 1995, an insurance subsidiary of the Company issued a note in the amount of $1.7 million as a portion of the acquisition price of CNL. The principal balance of the note may be reduced by the amount of capital losses incurred by the Company on mortgage loan and real estate holdings of CNL through January 31, 1997. During 1996, a net capital loss reduced the principal balance to $1.0 million. Interest is payable on the note at the average earnings rate of these investments, currently 8.7%. The note matures in November 1997.

     In September 1995, a non-insurance subsidiary of the Company borrowed $3.3 million from a finance company to finance the purchase of certain equipment.
The note, which is secured by the equipment purchased, bears interest at a fixed rate of 7.81% and has principal and interest payments of $40,000 payable monthly through August 2005.

     In March 1996, the Company issued $86.25 million of its 6 1/2% Notes. Net proceeds from the offering totaled $83.0 million. The notes are convertible into the Company's Common Stock at any time prior to maturity, unless previously redeemed, at a conversion price of $20 per share.

     In August 1996, the Company borrowed $25.0 million under a term loan agreement with six banks to fund the acquisition of the WNIC block of business and to repay the notes issued as a portion of the acquisition price of UFLIC. Interest is payable quarterly and is based upon either a corporate base rate, LIBOR, or a prime rate plus a margin. The loan bore interest at 6.875% per annum at March 1, 1997, and requires principal payments of $1.25 million per quarter with a final payment on July 31, 2001.

     The Company has a line of credit arrangement for short-term borrowings with six banks amounting to $30.0 million through July 1999, all of which was unused at December 31, 1996 (the "Credit Facility"). Amounts borrowed under the Credit Facility accrue interest at a rate per annum based upon either a corporate base rate, LIBOR, or a prime rate plus a margin. The line of credit arrangement can be terminated, in accordance with the agreement, at the Company's option.

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

     In March, June, September and December 1996, the Company's Board of Directors announced a quarterly Common Stock dividend of $.055 per share, for a total of 22 cents per share in 1996.

     In March 1997 the Board of Directors announced a quarterly stock dividend of $.055 per share to be paid in April, 1997.

     Management believes that the diversity of the Company's investment portfolio and the liquidity attributable to the large concentration of investments in highly liquid United States government agency securities provide sufficient liquidity to meet foreseeable cash requirements. See "Business-Investments." Because the Company's insurance subsidiaries experience strong positive cash flows, including monthly cash flows from mortgage-backed securities, the Company does not expect its insurance subsidiaries to be forced to sell the held-to-maturity investments prior to their maturities and realize material losses or gains. Although the Company has the ability and intent to hold those securities to maturity, there could occur infrequent and unusual conditions under which it would sell certain of these securities. Those conditions would include a significant deterioration of the issuer's creditworthiness, significant changes in tax law affecting the taxation of securities, a significant business acquisition or disposition, and changes in regulatory capital requirements or permissible investments.

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

     Since investment income is an important component of revenue and profitability for the Company; significant focus is placed on the analysis of both asset and liability characteristics in the investment process. Profitability is impacted by spreads between yields earned on investments and rates credited on annuities, interest sensitive and life insurance liabilities. Although substantially all credited rates on these liabilities can be changed annually, changes in interest rates credited may not be sufficient to maintain targeted investment spreads in all economic and market environments. In addition, other factors including competition, the impact of the level of surrenders and withdrawals may limit the Company's ability to adjust or to maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions.

     The Company, in recognizing this importance of interest rate management, seeks to balance the duration of its invested assets with the expected duration of benefit payments arising from insurance liabilities. At December 31, 1996, the duration of the Company's fixed maturity portfolio is 4.5 years and the duration of the Company's insurance liabilities is 4.1 years. The Company meets at least monthly to review the asset and liability position in order to make necessary adjustments including adjustments to investment activity or crediting rates or both.

     The majority of the Company's fixed maturity investments are classified as "available-for-sale" for purposes of SFAS 115. Impact on the market valuation of securities classified in such a manner is reflected through an adjustment to surplus, but not through income. Since the asset valuations are adjusted in such a manner, while accounting standards do not allow such an adjustment for the Company's insurance liabilities; a subsequent significant move in interest rates could result in a positive or negative impact on the Company's shareholders' equity.

RECENTLY ISSUED ACCOUNTING STANDARDS

     For a discussion of a new accounting standard relating to transfers and servicing of financial assets and extinguishments of liabilities and a new stock-based employee compensation accounting standard and the impact of these standards on the financial statements of the Company, see Note 2 of Notes to Consolidated Financial Statements.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Consolidated Financial Statements are included in Part IV, Item 14 of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                 Not applicable.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        For information on directors and executive officers of the registrant, reference is made to the item entitled "Directors and Executive Officers" in
Part I of this report.

             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Directors and officers of the Company file periodic reports regarding ownership of Company securities with the Securities and Exchange Commission pursuant to section 16(a) of the Securities Exchange Act of 1934, as amended, and the rules promulgated thereunder. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 1996, all of its officers, directors and greater than ten percent beneficial owners complied with all filing requirements applicable to them expect that Messrs. Cavataio and Klaeser were each late in filing a Form 4, each reporting one transaction, and Mr. John Gardiner was late in filing his initial Form 3.



ITEM 11.  EXECUTIVE COMPENSATION

                             EXECUTIVE COMPENSATION

The table below sets forth certain information concerning compensation received for services in all capacities to the Company or its subsidiaries for the fiscal years ended December 31, 1996, 1995 and 1994, of those persons (the "Named Officers"), who were, at December 31, 1996 (i) the chief executive officer, and
(ii) the other four most highly compensated executive officers of the Company.

                                              SUMMARY COMPENSATION TABLE
                                                Annual Compensation                        Long Term Compensation

                                                                                          Awards         Payouts
                                                               Other
                                                               Annual     Restricted     Securities
    Name and Principal                                        Compensa-      Stock       Underlying       LTIP        All Other
         Position             Year      Salary      Bonus       tion        Awards        Options       Payouts    Compensation(1)


    Peter W. Nauert,          1996     $983,172   $520,000      -0-          -0-                   1     $-0-       $2,762,099
    Chairman of the Board     1995    1,000,000     75,000      -0-          -0-             550,822      -0-           33,776
    and Chief Executive       1994    1,000,000    300,000      -0-          -0-              42,657      -0-           36,372
    Officer

    Charles R. Scheper,       1996      354,327    186,450      -0-          -0-              12,536      -0-            8,590
    President - Life          1995      300,000     22,500      -0-          -0-              77,986      -0-           33,032
    Insurance Operations      1994      275,000     82,523      -0-          -0-              65,362      -0-           35,536
    Thomas J. Brophy,         1996      306,250    142,500      -0-          -0-                 769      -0-           10,390
    President - Health        1995      300,000     22,500      -0-          -0-             109,009      -0-           33,045
    Insurance Operations      1994      243,750     33,600      -0-          -0-              45,737      -0-           87,331

    Mark S. Fischer (2)       1996      207,692    141,450      -0-          -0-              10,221     -0-           $18,086
    Executive Vice President  1995      145,000      9,063      -0-          -0-              10,268     -0-            13,649
    and Chief Operating       1994       67,916     36,000      -0-          -0-              16,213     -0-               145
      Officer

    David I. Vickers          1996      195,673    133,950      -0-          -0-              10,602     -0-             8,456
    Senior Vice President,    1995      175,000     25,742      -0-          -0-                 814     -0-             8,841
    Treasurer and Chief       1994      137,500     31,500      -0-          -0-              45,853     -0-             4,690
    Financial Officer


(1) Amounts of All Other Compensation consist of (i) amounts contributed or accrued for fiscal 1996, 1995 and 1994 under the Company's Employee
        Savings and Stock Ownership Plan for Mr. Nauert ($7,390, $7,624 and
        $10,077), Mr. Scheper ($7,390, $7,624 and $10,007) and Mr. Vickers
        ($5,250, $5,120 and $4,625); and for fiscal 1996 and 1995 for Mr. Brophy
        ($7,390 and $5,537) and Mr. Fischer ($7,390 and $5,120); (ii) payments for group term life insurance made by the Company for fiscal 1996, 1995 and 1994 for Mr. Nauert ($1,152, $1,152 and $1,295), Mr. Scheper ($408,
        $408 and $459); Mr. Brophy ($2,808, $2,508 and $2,025), Mr. Fischer
        ($408, $264 and $145) and Mr. Vickers ($264, $216 and $235); (iii)
        relocation expenses paid by the Company in fiscal 1994 for Mr. Brophy
        ($85,306); (iv) Directors fees paid by the Company in fiscal 1996, 1995 and 1994 for Mr. Nauert ($25,000, $25,000 and $25,000); in fiscal 1995 and 1994 for Mr. Scheper ($25,000 and $25,000); and in fiscal 1995 for Mr. Brophy ($25,000); (v) payments for automobile leases for fiscal 1996 and 1995 for Mr. Fischer ($9,486 and $7,381), and for Mr. Vickers for fiscal 1995 ($965); (vi) amounts representing the difference between the option exercise prices and the fair market values on the date of exercise with respect to stock options exercised by Mr. Nauert in fiscal
        1996 ($1,976,875); (vii) interest received by Mr. Nauert with respect to a loan to Mr. Nauert forgiven by the Company and with respect to deferred compensation disbursements; (viii) taxes reimbursed by the Company in fiscal 1996 to Mr. Scheper ($609), Mr. Fischer ($609) and
        Mr. Vickers ($609); and (ix) stock gifts in fiscal 1996 to Messrs. Nauert, Scheper, Brophy, Fischer and Vickers ($156).

(2)     Mr. Fischer joined the Company in 1994.


The following tables summarize option grants during the fiscal year ended December 31, 1996, to the Named Officers and the value of the options held by such persons at the end of such fiscal year. Other than Mr. Nauert, none of the Named Officers exercised any stock options during the fiscal year ended
December 31, 1996. The Company does not maintain any pension plans or any supplementary pension award plans.


                                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                            Potential Realizable Value at Assumed
                                                                                                 Annual Rates of Stock Price
                                    Individual Grants                                           Appreciation for Option Term

                            Number of       Percentage of
                            Securities      Total Options
                            Underlying        Granted to       Exercise or
                             Options         Employees in       Base Price     Expiration
          Name               Granted          Fiscal Year      (per share)      Date(1)             5%                10%

 Peter W. Nauert                  1          0.00%            10.875          12/31/06                  16               40

 Charles Scheper             10,000          5.52%            16.000          03/21/06             100,600          255,000
                                482          0.27%            13.000          03/31/06               4,897           12,455
                              1,068          0.59%            14.750          06/30/06              11,171           28,302
                                658          0.36%            15.250          09/30/06               6,777           17,174
                                328          0.18%            16.750          12/31/06               5,156           13,068
 Thomas Brophy                    1          0.00%            10.375          01/18/06                  11               27
                                 88          0.05%            10.750          01/25/06               1,003            2,542
                                 87          0.05%            10.875          02/15/06                 923            2,339
                                184          0.10%            11.750          03/31/06               1,869            4,755
                                193          0.11%            13.250          06/30/06               2,019            5,115
                                117          0.06%            13.000          09/30/06               1,205            3,054
                                 97          0.05%            14.750          12/31/06               1,525            3,864

 Mark Fischer                     9          0.00%            18.125          01/25/06                 103              260
                                  9          0.00%            16.875          02/15/06                  95              242
                             10,000          5.52%            16.000          03/21/06             100,600          255,000
                                  9          0.00%            16.375          03/26/06                  93              235
                                 54          0.03%            16.313          03/31/06                 549            1,395
                                 10          0.01%            16.000          04/24/06                 101              255
                                  9          0.00%            16.750          05/20/06                  95              240
                                  9          0.00%            16.375          06/27/06                  93              235
                                 56          0.03%            16.625          06/30/06                 586            1,484
                                 10          0.01%            14.750          07/22/06                  93              235
                                  9          0.00%            15.625          08/21/06                  88              224
                                  9          0.00%            16.375          09/24/06                  93              235
                                  6          0.00%            16.375          09/30/06                  62              157
                                  9          0.00%            16.500          10/18/06                  93              237
                                  9          0.00%            17.000          11/22/06                  96              244
                                  4          0.00%            25.000          12/31/06                  63              159

 David Vickers               10,000          5.52%            16.000          03/21/06                100,600       255,000
                                166          0.09%            16.313          03/31/06                  1,687         4,289
                                176          0.10%            16.625          06/30/06                  1,841         4,664
                                122          0.07%            16.375          09/30/06                  1,257         3,184
                                138          0.08%            25.000          12/31/06                  2,169         5,498

(1) The options terminate at the earlier of ten years from the date of grant or one year from date of termination of employment with the Company.


    AGGREGATE OPTION EXERCISES IN 1996 AND OPTION VALUES AT DECEMBER 31, 1996

                                                    Number of Securities Underlying                  Value of Unexercised
                                                             Unexercised                            In-the-Money Options at
                                                              Options at                             December 31, 1996(1)
                                                           December 31, 1996

                         Shares       Value
         Name          Exercised     Realized      Exercisable        Unexercisable          Exercisable            Unexercisable

 Peter W. Nauert        160,000     $1,976,875       155,000             393,480              $1,361,250             $2,620,610

 Charles R. Scheper        -            -             95,000              80,884              1,180,625                907,713

 Thomas J. Brophy          -            -             75,000             105,448               775,000                1,287,418

 Mark Fischer              -            -               0                 36,702                  0                    448,625

 David Vickers             -            -             6,000               61,269               117,000                 844,991

(1)     Based on the closing price on the New York Stock Exchange-Composite
        Transactions of the Company's Common Stock on that date ($25.00).


DIRECTORS' COMPENSATION

     Directors of the Company currently receive fees of $25,000 per year. Directors who are chairmen of the Company's Executive, Investment, Audit and Compensation Committees receive additional fees of $25,000 per year; provided, however, that no employee-director is entitled to receive directors fees of more than $25,000 in any one year and no nonemployee director is entitled to receive directors fees of more than $50,000 in any one year. All directors are reimbursed for travel expenses. In addition, each Director, upon his initial election as a director, receives options to purchase 25,000 shares of the Company's Common Stock at an exercise price equal to fair market value on the date of grant. Further, each member of the Option Committee, upon his initial election as a member, receives options to purchase 8,000 of the Company's Common Stock at an exercise price equal to fair market value on the date of grant.

     The Company has adopted a compensation deferral plan (the "Deferral Plan") for members of the Board of Directors. The Deferral Plan was established in order to encourage the attraction and retention of qualified Directors by allowing Directors to irrevocably elect deferral of payment of a certain portion of the compensation they receive as Directors and thereby defer taxes. The Deferral Plan provides benefits at retirement, disability or death for Directors who elect to defer payments under the Deferral Plan. The Deferral Plan permits Directors to elect investment options at the same time deferrals are elected. Under the Deferral Plan, the Company makes an unsecured promise to pay deferred amounts together with investment gains and losses, at a future time. The deferred amounts are not funded as with a pension or profit sharing plan. However, under the Deferral Plan a trust has been established with respect to the amounts allocated to the Deferral Plan.

EMPLOYMENT AND OTHER AGREEMENTS

     Effective September 1, 1995, Mr. Nauert entered into an employment agreement with the Company (the "Current Agreement") which superseded the then existing employment agreements between Mr. Nauert and the Company and two of its subsidiaries (the "Prior Agreements") except for the loan provisions described below.

     The Current Agreement provides for a three year term, commencing
September 1, 1995, which continues indefinitely until terminated by the Board of Directors upon three years notice. Under the Current Agreement Mr. Nauert is entitled to a minimum annual base salary of $1,000,000, which amount is equal to the aggregate minimum annual salaries which he was entitled to receive under the Prior Agreements and which can be increased at the discretion of the Board of Directors, and an annual bonus determined by the Compensation Committee, based upon the Company's achieving performance standards established by the Committee.

     In addition, under the Current Agreement, Mr. Nauert was granted options to purchase an aggregate of 500,000 shares of the Company's Common Stock, exercisable as follows: 100,000 on or after the date of the execution and delivery of the Current Agreement at $15.25 per share; 100,000 on or after September 1, 1996 at $16.75 per share; 100,000 on or after September 1, 1997 at $18.50 per share; 100,000 on or after September 1, 1998 at $20.25 per share; and 100,000 on or after September 1, 1999 at $22.25 per share; provided, however, that none of such options are exercisable within six months of the date of grant and are exercisable only if Mr. Nauert is employed by the Company or one of its subsidiaries at the time they can first be exercised.

     The Current Agreement is terminable by the Company with or without cause. In the event of termination with cause, the Current Agreement provides that Mr. Nauert will receive his then current compensation through the date of termination. In the event of the termination by the Company without cause or termination by Mr. Nauert for good reason, Mr. Nauert, in lieu of the compensation that would have been paid to him during the balance of the three-year term, will receive the present value, discounted at an annual rate of 8%, of the salary which would have been payable during a period equal to the remainder of the term of the agreement, commencing on the date of termination at the rate of annual base salary payable to Mr. Nauert at the date of termination. In the event Mr. Nauert's employment is terminated by the Company without cause or by Mr. Nauert for good reason within 180 days following a change of control of the Company, and in lieu of the termination payments described above, the Company would pay Mr. Nauert an amount equal to three times the average income reflected on the W-2 form or forms issued to Mr. Nauert by the Company or its subsidiaries for services performed for them for the five calendar years preceding the year in which such change of control occurs.

     Pursuant to the Current Agreement, Mr. Nauert has agreed not to compete with the Company for a period of twelve months after the termination of his employment unless he is terminated without cause or there has been a change in control of the Company prior to such termination. Mr. Nauert has also agreed that during the term of his employment he will retain, directly or indirectly, ownership of not less than one million shares of Common Stock. In addition, Mr. Nauert has agreed that until his employment is terminated and so long as the market price of the Common Stock of the Company is less than $12 per share, he will not sell or transfer his shares of Common Stock (other than transfers to family members) without first offering such shares to the Company.

     Prior to September 1, 1995, Mr. Nauert served as Chairman and Chief Executive Officer of the Company and as President and Chief Executive Officer of two of its subsidiaries under employment agreements which, unless earlier terminated by either the Company or Mr. Nauert, would have been automatically renewed on December 31, 1996 and every three years thereafter.

     Pursuant to the Prior Agreement with the Company, the Company extended to Mr. Nauert a three year term loan in the amount of $1,300,000 which accrues interest at an annual rate of 3.71%. Up to 50% of the principal amount of this loan may be forgiven if the following goals are achieved. If the Company had aggregate fully diluted net income per common share of $4.50 during the period from January 1, 1994 to December 31, 1996, then $325,000 in principal amount of the loan was to be forgiven. If, during this same period, the Company has aggregate fully diluted net income per common share in excess of $4.50, then, in addition to the $325,000 previously forgiven, an amount of the loan equal to the amount by which net income per common share exceeds $4.50, divided by $3.00 and multiplied by $975,000 was to be forgiven, provided that in no event shall more than $650,000 of the loan be forgiven. Pursuant to such Prior Agreement, $650,000 of the loan has been forgiven. The remaining balance of such loan continues in effect under the Current Agreement.

     Effective September 1, 1995, the Company entered into three-year employment agreements with Messrs. Brophy and Scheper which provide for minimum annual base salaries of $300,000, which amounts can be increased at the discretion of the Board of Directors of the Company, and such annual bonuses as may be determined by the Compensation Committee based upon the achievement of such Company-wide performance based standards as may be established by the Committee. The employment agreements are terminable by the Company with or without cause. In the event of termination with cause, the agreements provide for the payment of the employee's then current base salary through the date of termination. In the event of termination by the Company without cause or termination by the employee for good reason, the employee would be entitled to receive an amount equal to the present value, discounted at an annual rate of 8%, of an amount equal to the lesser of (x) the salary which would have been payable during a period equal to the remainder of the term of the agreement, commencing on the date of termination at the rate of annual base salary payable to the employee at the date of termination, or (y) two times the employee's then current annual base salary. The agreements also provide for the payment, under certain circumstances, of certain health insurance benefits until the employee reaches the age of 65 in the event that the agreement is not terminated by the Company for cause or by the employee without good reason.

     In addition, the agreements provide for the grant to each employee, on terms substantially similar to those in Mr. Nauert's Current Agreement and subject to stockholder approval of the amendment to the Company's 1994 Stock Incentive Program referred to below, of options to purchase an aggregate of 75,000 shares of the Company's Common Stock, exercisable as follows: 25,000 on or after the date of the execution and delivery of the agreement at $15.25 per share; 25,000 on or after September 1, 1996 at $16.75 per share; and 25,000 on or after September 1, 1997 at $18.50 per share.

     Upon consummation of the acquisition of the Company by Conseco, Inc., as contemplated in the Agreement and Plan of Merger dated as of December 15, 1996 by and among the Company, Conseco, Inc. and Rock Acquisition Company, Mr. Nauert's Current Agreement will terminate, he will be entitled to receive $4.5 million and he will enter into an employment agreement with Conseco and Messrs. Scheper's and Brophy's employment agreements will terminate and each will be entitled to receive amounts equal to the present value, discounted at an annual rate of 8%, of an amount equal to the salary which would have been payable to such officer during the period from the effective time of the merger through August 31, 1998 based on rates of annual base salary payable to Messrs. Scheper and Brophy of $425,000 and $325,000, respectively.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During 1996, the Messrs. Bastian, Gardiner, Keefe and Klaeser served as members of the Company's Compensation Committee. None of the Compensation Committee members is, or formerly was, an officer or employee of the Company or any of its subsidiaries. Pursuant to a reinsurance agreement effective December 3, 1994, an insurance subsidiary of the Company reinsures a percentage of the business written by Philadelphia Life and sold by a marketing subsidiary of the Company. As of December 3,1 996, the face amount reinsured under the agreement by the Company's insurance subsidiary was $261.1 million. Mr. Gardiner served as a director and executive officer of Philadelphia Life until May 1995.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth, as of March 21, 1997 (unless otherwise indicated), the number and percentage of outstanding shares of any class of voting securities of the Company beneficially owned by each Company director, named executive officer and all executive officers and directors as a group, and by all persons known by the Company to own more than five percent of any class of voting securities of the Company as of such date.


                                                       AMOUNT AND
                                                       NATURE OF
TITLE               NAME AND ADDRESS                   BENEFICIAL       PERCENT
OF CLASS            OF BENEFICIAL OWNER (1)            OWNERSHIP(2)     OF CLASS

PFS Common Stock    Peter W. Nauert                    1,909,644(3)(4)(5)  15.5%
                      Director
                         & Chief Executive Officer

PFS Common Stock    William B. Van Vleet                  31,423(4)           *
                      Director

PFS Common Stock    Michael A. Cavataio                  224,264(4)(6)      1.9%
                      Director

PFS Common Stock    John Gardiner                         32,700(4)           *
                      Director

PFS Common Stock    Michael K. Keefe                      38,674(4)           *
                      Director

PFS Common Stock    Karl-Heinz Klaeser                    64,421(4)           *
                      Director

PFS Common Stock    Robert F. Nauert                      19,998(4)           *
                      Director

PFS Common Stock    R. Richard Bastian, III               31,846              *
                      Director

PFS Common Stock    Carl Hulbert                          33,000(4)           *
                      Director

PFS Common Stock    Charles R. Scheper                   197,251(4)(5)       1.7
                      President - Life Division

PFS Common Stock    Thomas J. Brophy                     195,018(4)(5)       1.6
                      President - Health Division

PFS Common Stock    Mark S. Fischer                       43,443(4)(5)         *
                      Executive Vice President
                         & Chief Operating Officer

PFS Common Stock    David I. Vickers                      74,322(4)(5)         *
                      Senior Vice President, Treasurer
                         & Chief Financial Officer

PFS Common Stock    All directors and executive
                      officers as a group (15 persons)  2,969,262(4)(5)(6)  22.6%

PFS Common Stock    U.S. Bancorp                          717,380(7)         6.2%
                     111 S.W. Fifth Avenue
                     Portland, OR 97204

PFS Common Stock    Heyman Investment Associates, et.al.  672,200(8)         5.8%
                     333 Post Road West
                     Westport, CT 06881

PFS Common Stock    Heartland Advisors, Inc.              622,300(9)         5.4%
                     790 N.Milwaukee Street
                     Milwaukee, WI 53207
_________________________
* Less than 1.0%

(1) Unless otherwise indicated, the address of each person is in care of Pioneer Financial Services, Inc. at 1750 E. Golf Road, Schaumburg, IL
     60173.

(2) Unless otherwise indicated, each person has sole voting and investment power with respect to all such shares.

(3) Includes (i) 86,000 shares held by Mr. Nauert's children or by Mr. Nauert as custodian or as trustee for his children and 2,000 shares held of record by Mr. Nauert's wife, (ii) 155,000 shares which may be acquired pursuant to presently exercisable stock options, and (iii) 4,373 shares of Common Stock held in Employee Savings and Stock Ownership Plan accounts as of December
     31, 1996.

(4) Includes shares of Common Stock which such directors and executive officers have the right to acquire upon the exercise of stock options as follows:
     Mr. Peter Nauert, 548,480 shares; Mr. Van Vleet, 27,154 shares;
     Mr. Cavataio, 119,282 shares; Mr. Gardiner, 25,000; Mr. Keefe, 33,000 shares; Mr. Klaeser, 40,500 shares; Mr. Scheper, 175,884 shares; Mr.
     Brophy, 180,448 shares; Mr. Hulbert, 33,000 shares; Mr. Robert Nauert,
     16,274 shares; Mr. Fischer, 36,702 shares; Mr. Fiskow, 28,725 shares; Mr.
     Hill, 25,000 shares; Mr. Vickers, 67,269 shares. Pursuant to the terms of the Agreement and Plan of Merger, dated as of December 15, 1996 by and among the Company, Conseco, Inc. and Rock Acquisition Company, all stock options will vest and be exercisable upon consummation of the merger contemplated therein. Accordingly, for purposes of this table, the Company has assumed that all stock options owed by the individuals listed herein will be exercisable within 60 days.

(5)  Includes shares of Common Stock held in Employee Savings and Stock
     Ownership Plan accounts as of December 31, 1996.

(6) Includes (i) 95,729 shares of Common Stock held directly by Mr. Cavataio and (ii) 9,253 shares of Common Stock held of record by, or in trust for the benefit of members of Mr. Cavataio's immediate family.

(7)  This information is based upon a Schedule 13G dated February 12, 1997. U.S.
     Bancorp has sole voting power with respect to 716,280 share, sole power to dispose of 358,590 shares and shared power to dispose of 25,694 shares.

(8) This information is based upon a Schedule 13D dated January 16, 1997 provided to PFS by Heymen Investment Associates, et al.

(9)  This information is based upon a Schedule 13G dated February 12, 1997.
     Heartland Advisors has sole voting power with respect to 616,600 shares and sole power to dispose of 622,300 shares.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In 1996, Mr. Cavataio, a director of the Company, was engaged by the Company as an investment advisor to assist in the management of the Company's investment portfolio. Pursuant to this arrangement, Mr. Cavataio received compensation of $100,000 in 1996.

     Commencing July 1, 1995, Mr. Van Vleet, a director of the Company, was engaged by the Company as a consultant for a two-year term pursuant to an arrangement under which Mr. Van Vleet is to receive aggregate compensation (including directors fees) of $100,000 per year.

     Prior to his employment with the Company in May 1996, Mr. Hill, an executive officer of the Company, was engaged by the Company as a legal consultant. Pursuant to this arrangement, Mr. Hill received consulting fees of $150,000 in 1996. Mr. Hill is also a partner in a law firm which rendered legal services to the Company and its subsidiaries for which the firm was paid $114,815.76 in 1996.

     In 1996, Mr. Hulbert, a director of the Company, was engaged by the Company as a consultant to assist in insurance related matters. Pursuant to this arrangement, Mr. Hulbert received compensation of $9,000 in 1996.

     On December 31, 1996, CPM Investors L.L.C. ("CPM"), an Illinois limited liability company, purchased certain real estate related invested assets from Pioneer Life Insurance Company ("PLI"), a subsidiary of the Company, at PLI's best estimate of fair market value. Mr. Cavataio, a director of the Company, and certain officers of the Company are partners in CPM. The assets were purchased for a total purchase price of approximately $3.4 million.

     Pursuant to a reinsurance agreement, effective December 31, 1994, an insurance subsidiary of the Company reinsures a percentage of the business written by Philadelphia Life and sold by a marketing subsidiary of the Company. As of December 31, 1996, the face amount reinsured under the agreement by the Company's insurance subsidiary was $261.1 million. Mr. Gardiner, a director of the Company, served as a director and executive officer of Philadelphia Life until May, 1995.

     Any future transactions between the Company and its officers, directors, principal stockholders or affiliates of any of them will be on negotiated terms no less favorable to the Company than could be obtained from unaffiliated parties.


                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a)     Documents filed as a part of this report:

        PIONEER FINANCIAL SERVICES, INC.

1.      Financial Statements

        Report of Independent Auditors  . . . . . . . . . . . . . . . . . .  F-1
        Consolidated Financial Statements . . . . . . . . . . . . . . . . . . .
             Statements of Consolidated Income  . . . . . . . . . . . . . .  F-2
             Consolidated Balance Sheets  . . . . . . . . . . . . . . . . .  F-3
             Statements of Consolidated Stockholders' Equity  . . . . . . .  F-5
             Statements of Consolidated Cash Flows  . . . . . . . . . . . .  F-7
             Notes to Consolidated Financial Statements . . . . . . . . . .  F-8


2.      Financial Statement Schedules

          Schedule I - Consolidated Summary of Investments -
          Other Than Investments in Related Parties . . . . . . . . . . . . F-40

          Schedule II - Condensed Financial Information of
          Registrant - Condensed Balance Sheets . . . . . . . . . . . . . . F-41

          Schedule II - Condensed Financial Information of
          Registrant - Condensed Statements of Income . . . . . . . . . . . F-42

          Schedule II - Condensed Financial Information of
          Registrant - Condensed Statements of
          Cash Flows  . . . . . . . . . . . . . . . . . . . . . . . . . . . F-43

          Schedule II - Note to Condensed Financial Statements  . . . . . . F-44
          Schedule III - Supplementary Insurance Information  . . . . . . . F-45
          Schedule IV - Reinsurance . . . . . . . . . . . . . . . . . . . . F-47

          Schedule V - Valuation and Qualifying Accounts  . . . . . . . . . F-48

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.


  3.   Exhibits

       See Exhibit Index below.


  (b)  Reports on Form 8-K

       The Company filed a Form 8-K dated December 15, 1996 (regarding the proposed merger with Conseco, Inc.).


  (c)  Index to Exhibits



Exhibit                                            Sequentially
Number                                             Description of Document
Numbered Page

2 Agreement and Plan of Merger dated as of December 15, 1996 by and among the Company, Conseco, Inc. and Rock Acquisition Company
          (filed as Exhibit 2.9 to the Company's Form 8-K dated December 15, 1996 and incorporated herein by reference)

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

4  (b)    Rights Agreement dated as of December 12,
          1990 between the Company and First Chicago
          Trust Company of New York as Rights
          Agent (including exhibits thereto)
          (filed as Exhibit 1 to the Company's
          registration statement on Form 8-A
          dated December 14, 1990 and incorporated herein by reference)

4   (c)   Amendment to Rights Agreement dated as of
          December 13, 1996 between the Company and First
          Chicago Trust Company of New York as Rights
          Agent (filed as Exhibit 1 to the Company's
          Amendment No. 1 to Form 8-A dated January 27,
          1997 and incorporated herein by reference).

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

*10  (f)  Employment Agreement dated September
          1, 1995 by and between the Company and
          Peter W. Nauert (filed as Exhibit 10(f) to the
          Annual Report on Form 10-K [No. 0-14977] and incorporated herein by reference)

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

*10  (i)  Employment Agreement dated September 1,
          1995 by and between the Company and
          Thomas J. Brophy (filed as Exhibit 10(i) to the
          Company's Annual Report on Form 10-K
              [No. 0-14977] and incorporated herein by reference0

*10 (j) Employment Agreement dated September 1, 1995 by and between the Company and Charles R. Scheper (filed as Exhibit 10(j) to the Company's Annual Report on Form 10-K [No. 0-14977] and incorporated herein by reference)

10  (k)   Stock Purchase Agreement dated November 21,
          1994 among the Company, United Life
          Holdings, Inc. and GRENEL Financial
          Corporation (filed as Exhibit 2(a) to the
          Company's Current Report on Form 8-K,
          dated January 31, 1995 and incorporated
          herein by reference)

10  (l)   Third Amended and Restated Receivables
          Purchase Agreement dated as of November 1,
          1995 by and between Design Benefit Plans,
          Inc. (formerly National Group Marketing
          Corporation) and National Funding
          Corporation (filed as Exhibit 10(m) to the
          Company's Annual Report on Form 10-K
          [No. 0-14977] and incorporated herein by reference)

10  (m)   First Amendment to Third Amended and Restated
          Receivables Purchase Agreement dated as of April 15, 1996 (filed herewith

10  (n)   Second Amendment to Third Amended and Restated
          Receivables Purchase Agreement dated as of August 1, 1996 (filed herewith)

10  (o)   Consent and Agreement dated as of October
          1, 1994 among Design Benefit Plans, Inc.,
          Pioneer Financial Services, Inc., American
          National Bank and Trust Company of Chicago, and National Funding Corporation (filed as exhibit 10(q) to the Company's Annual
          Report on Form 10-K [No. 1-10522] and
          incorporated herein by reference.

10  (p)   Pioneer Financial Services, Inc.
          Employee Stock Purchase Plan
          (filed as Exhibit 10(o) to the Company's
          Annual Report on Form 10-K
          [No. 0-14977] and incorporated herein
          by reference)

10  (q)   Pioneer Financial Services, Inc.
          Directors Compensation Deferral
          Plan (filed as Exhibit 10(p) to the Company's
          Annual Report on Form 10-K [No. 0-14977] and incorporated herein by reference)

10   (r)  Pioneer Financial Services, Inc. Executive Deferred
          Compensation Program (filed as Exhibit 10(t) to the
          Company's Annual Report on Form 10-K [No. 0-14977] and incorporated herein by reference)

10   (s)  Credit Agreement among Pioneer Financial Services,
          Inc and the First National Bank of Chicago dated
          July 30, 1996 (filed as Exhibit 10 to the Company's Form 10-Q for the quarterly period ended June 30, 1996 and incorporated herein by reference)

10   (t)  First Amendment to Credit Agreement among Pioneer
          Financial Services, Inc. and the First National
          Bank of Chicago dated January 23, 1997 (filed herewith)

10   (u)  Second Amendment to Credit Agreement among Pioneer
          Financial Services, Inc. and the First National
          Bank of Chicago dated March 21, 1997 (filed herewith)

*10  (v)  Agreement dated December 26, 1995 between Pioneer
          Financial Services, Inc. and Billy B. Hill, Jr.
          (filed herewith)

*10 (w) Description of consulting agreement between Pioneer Financial Services, Inc. and Michael
          A. Cavataio (filed herewith)

*10 (x) Description of consulting agreement between Pioneer Financial Services, Inc. and William
          Van Vleet (filed herewith)

*10 (y) Consulting agreement dated September 24, 1996 between Pioneer Financial Services, Inc. and
          Carl Hulbert (filed herewith)

11        Statement of Computation of per share net income
          (filed herewith)

21        List of subsidiaries (filed herewith)

23        Consent of Ernst & Young LLP
           (filed herewith)

27        Financial Data Schedule (filed herewith)

* Indicates management employment contracts or compensatory plans or arrangements.



                         Report of Independent Auditors



Board of Directors
Pioneer Financial Services, Inc.

We have audited the accompanying consolidated balance sheets of Pioneer Financial Services, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related statements of consolidated income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules listed in the Index at
Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pioneer Financial Services, Inc. and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, in 1994, the Company changed its method of accounting for investments in debt and equity securities.


                                                          ERNST & YOUNG LLP
Chicago, Illinois
March 21, 1997


                Pioneer Financial Services, Inc. and Subsidiaries
                        Statements of Consolidated Income
                    (In Thousands, Except Per Share Amounts)

                                        YEAR ENDED DECEMBER 31,
                                      1996      1995     1994
REVENUES
Premiums and policy charges (Note 7):
 Accident and health                 $ 686,867   $ 625,951   $ 659,180
 Life and annuity                       84,040      61,092      44,929
                                       770,907     687,043     704,109
Net investment income (Note 5)          74,847      70,975      42,786
Other income and realized investment
 gains and losses (Note 5)              42,151      42,066      27,260
                                       887,905     800,084     774,155
BENEFITS AND EXPENSES
Benefits:
 Accident and health                   466,737     398,971     407,249
 Life and annuity                       90,672      76,846      42,947
                                       557,409     475,817     450,196
Insurance and general expenses         212,281     218,388     192,810
Interest expense (Notes 10, 13 and 15)   6,526       4,958       5,054
Amortization of deferred policy
  acquisition costs and value of
  purchased insurance in force
  (Note 11)                             65,545      69,199     100,073
                                       841,761     768,362     748,133
Income before income taxes              46,144      31,722      26,022
Income taxes (Note 6):
 Current                                 2,220       7,407       6,570
 Deferred                               13,468       3,347       2,303
                                        15,688      10,754       8,873
Net income                              30,456      20,968      17,149

Preferred stock dividends (Note 14)        591       1,805       1,904
Income applicable to common
 stockholders                         $ 29,865  $   19,163   $  15,245

Net income per common share:
 Primary                              $   2.69  $     2.44  $     2.36
 Fully diluted                            2.16        1.85        1.58

Dividends declared per common share        .22         .18         .15

Average common and common equivalent
 shares outstanding:
 Primary                                11,114       7,839       6,459
 Fully diluted                          15,654      12,608      12,734

See notes to consolidated financial statements.


                Pioneer Financial Services, Inc. and Subsidiaries
                           Consolidated Balance Sheets
               (In Thousands, Except Share and Per Share Amounts)

                                                        DECEMBER 31,
                                                    1996            1995
Assets

Investments (Note 5 and 21):
 Securities available-for-sale:
   Fixed maturities, at fair value               $ 561,654        $ 420,768
   Fixed maturities held in trust pursuant
      to reinsurance agreements, at fair value     196,584          201,898
   Equity securities, at fair value                 28,630           15,570
 Fixed maturities held-to-maturity
  at amortized cost                                266,049          246,041
 Real estate - at cost, less accumulated
  depreciation                                      14,989           18,250
 Mortgage loans   at unpaid balance                  9,890            9,253
 Policy loans   at unpaid balance                   83,054           79,122
 Short-term investments   at cost,
  which approximates fair value                     34,659           51,690
Total investments                                1,195,509        1,042,592



Cash                                                25,857          20,274
Premiums and other receivables, less allowance
 for doubtful accounts (Notes 8 and 20)             24,499          23,429
Reinsurance receivables and amounts
  on deposit with reinsurers (Note 7)              226,632         195,466
Accrued investment income                           16,481          13,307
Deferred policy acquisition costs (Note 11)        224,010         193,193
Value of purchased insurance in force (Note 2)      42,719          26,681
Land, building, and equipment   at cost, less
 accumulated depreciation (Note 20)                 27,051          26,433
Other                                               40,982          28,293

                                                $1,823,740       $1,569,668



                                                        DECEMBER 31,
                                                    1996            1995
LIABILITIES, REDEEMABLE PREFERRED STOCK,
      AND STOCKHOLDERS' EQUITY
Policy liabilities:
 Future policy benefits:
   Life                                          $661,863         $591,093
   Annuity                                        254,387          216,431
   Accident and health                            155,903          153,603
 Unearned premiums                                 91,374           71,150
 Policy and contract claims (Note 9)              208,561          176,858
 Other                                             16,803           16,077
                                                1,388,891        1,225,212
General liabilities:
 General expenses and other liabilities            40,924           43,400
 Amounts due to reinsurer                          70,942           82,954
 Deferred federal income taxes                     14,963            2,393
 Repurchase agreement (Note 10)                     5,178            5,180
 Short-term notes payable (Notes 10 and 23)         6,248           13,534
 Long-term notes payable (Notes 10 and 21)         21,514           21,504
Convertible subordinated notes(Notes 15 and 21)    86,250               -
Convertible subordinated debentures (Notes 13 and 21)  -             9,695
Total liabilities                               1,634,910        1,403,872

Commitments and contingencies (Notes 6 to 12 and 18)

Redeemable Preferred Stock, no par value (Note 14):
 $2.125 cumulative convertible exchangeable preferred
   stock:
     Authorized: 5,000,000 shares
     Issued and outstanding: (1995 - 848,900 shares)     -         21,222

Stockholders' equity (Notes 6 and 12 to 16):
 Common Stock, $1 par value:
   Authorized: 20,000,000 shares
   Issued, including shares in treasury
     (1996 -12,893,467; 1995 - 11,207,591)         12,893          11,208
 Additional paid-in capital                        91,622          72,198
 Unrealized appreciation
     of available-for-sale securities (Notes 3 and 5) 224          4,518
 Retained earnings                                 94,311         66,870
 Treasury stock at cost (1,132,300 shares)        (10,220)       (10,220)
Total stockholders' equity                        188,830        144,574
                                               $1,823,740     $1,569,668

See notes to consolidated financial statements.

                Pioneer Financial Services, Inc. and Subsidiaries
                 Statements of Consolidated Stockholders' Equity
               (In Thousands, Except Share and Per Share Amounts)

                                                                  Unrealized
                                                  Additional     Appreciation                                     Total Stock-
                                     Common        Paid-In      (Depreciation)      Retained       Treasury         holders'
                                      Stock        Capital       of Securities      Earnings         Stock           Equity


 Balance at January 1, 1994          $  6,900      $ 28,814           $  3,285       $ 34,645        $ (4,772)       $ 68,872
 1994 transactions:

 Net income                                 -             -                  -         17,149               -          17,149

 Cash dividends - Preferred
     Stock ($2.125 per share)               -             -                  -         (1,904)              -          (1,904)

 Cash dividends - Common
    Stock ($.15 per share)                  -             -                  -           (930)              -            (930)
 Stock options exercised
    (85,500 shares)                       86            409                  -              -               -             495

 Conversion of convertible
    subordinated debentures
    (4,255 shares)                          4            46                  -              -               -              50

 Cummulative effect of change
    in accounting principle
    (Note 3)                                -             -              3,605              -               -           3,605

 Depreciation of available-
 for-                                       -             -            (14,083)             -               -         (14,083)
    sale securities

 Purchase of treasury stock
    (521,600 shares)                        -             -                  -              -          (4,962)         (4,962)

 Issuance of shares pursuant
 to
    Agent Stock Purchase Plan               6            30                  -              -               -              36
    (6,332 shares)

 Balance at December 31, 1994        $  6,996      $ 29,299           $ (7,193)      $ 48,960        $ (9,734)        $ 68,328


See notes to consolidated financial statements.


                                                                   Unrealized
                                                  Additional      Appreciation                                    Total Stock-
                                     Common         Paid-In      (Depreciation)     Retained       Treasury         holders'
                                      Stock         Capital      of Securities      Earnings         Stock           Equity


 Balance at January 1, 1995          $  6,996                         $ (7,193)      $ 48,960        $ (9,734)       $ 68,328
                                                     $29,299

 1995 transactions:
 Net income                                 -              -                 -         20,968               -          20,968

 Cash dividends - Preferred
     Stock ($2.125 per share)               -              -                 -         (1,805)              -          (1,805)

 Cash dividends - Common
    Stock ($.18 per share)                  -              -                 -         (1,253)              -          (1,253)

 Stock options exercised
    (147,000 shares)                      147          1,373                 -              -               -           1,520
 Conversion of convertible
    subordinated debentures
    (4,062,418 shares)                  4,063         41,517                 -              -               -          45,580

 Appreciation of available-
 for-                                       -              -            11,711              -               -          11,711
    sale securities

 Purchase of treasury stock
    (53,900 shares)                         -              -                 -              -            (486)           (486)

 Issuance of shares pursuant
 to
    Agent Stock Purchase Plan               2              9                 -              -               -              11
    (2,016 shares)
 Balance at December 31, 1995        $ 11,208       $ 72,198           $ 4,518      $ 66,870         $(10,220)        $144,574



See notes to consolidated financial statements.



                                                                  Unrealized
                                                  Additional     Appreciation                                   Total Stock-
                                     Common         Paid-In      (Depreciation     Retained       Treasury        holders'
                                      Stock         Capital          ) of          Earnings         Stock          Equity
                                                                  Securities


 Balance at January 1, 1996           $11,208         $72,198         $ 4,518        $66,870        $(10,220)       $144,574

 1996 transactions:

 Net income                                 -              -                -         30,456               -          30,456

 Cash dividends - Preferred
     Stock ($.696 per share)                -              -                -           (591)              -            (591)

 Cash dividends - Common
    Stock ($.22 per share)                  -              -                -         (2,424)              -          (2,424)
 Stock options exercised
    (346,789 shares)                      347          3,392                -              -               -           3,739

 Conversion of convertible
    subordinated debentures
    (815,312 shares)                      815          8,384                -              -               -           9,199

 Conversion of redeemable
    preferred stock
    (522,552 shares)                      522          7,642               -               -               -           8,164

 Depreciation of available-
 for-                                       -              -           (4,294)             -              -
    sale securities                                                                                                   (4,294)
 Issuance of shares pursuant
 to
    Agent Stock Purchase Plan               1              6                -              -               -               7
    (1,223 shares)

 Balance at December 31, 1996        $ 12,893       $ 91,622          $   224      $ 94,311         $(10,220)        $188,830


See notes to consolidated financial statements.



                Pioneer Financial Services, Inc. and Subsidiaries
                      Statements of Consolidated Cash Flows
                                 (In Thousands)

                                                                                   YEAR ENDED DECEMBER 31,
                                                                           1996             1995             1994
OPERATING ACTIVITIES
Net income                                                           $    30,456         $ 20,968        $  17,149
Adjustments to reconcile net income to
net cash provided by operating activities:
   Decrease (increase) in premiums receivable                             (7,067)          (2,321)           4,981
   Increase (decrease) in policy liabilities                              49,909          (51,857)         (33,034)
   Deferral of policy acquisition costs                                  (97,384)         (65,036)         (65,258)
   Amortization of deferred policy
     acquisition costs and value of purchased insurance (Note 11)         65,545           69,199          100,073
   Deferred income tax expense                                            13,468            3,347            2,303
   Change in other assets and liabilities                                (37,453)          17,154           21,392
   Depreciation, amortization, and accretion                               6,054            7,541             (102)
   Realized losses (gains) (Note 5)                                       (4,209)          (3,993)             383
Net cash provided (used) by operating activities                          19,319           (4,998)          47,887

INVESTING ACTIVITIES
Securities available-for-sale:
  Purchases - fixed maturities                                          (237,352)        (247,746)        (110,416)
  Sales - fixed maturities                                               151,874          189,882           99,865
  Maturities - fixed maturities                                           27,572           19,099           44,116
  Purchases- equity securities                                           (21,949)         (14,854)          (4,609)
  Sales - equity securities                                               15,161           18,585            2,558
Securities held-to-maturity:
  Purchases                                                              (30,292)         (13,369)         (84,010)
  Sales                                                                       -             4,710            9,427
  Maturities                                                              19,625           28,865           21,472
Sales (purchase) of investment real estate                                 2,399           (1,903)         (17,442)
Net decrease (increase) in other investments                              27,372           15,593          (21,499)
Net purchases of property and equipment                                   (3,787)          (6,650)          (2,957)
Purchase of subsidiaries (Note 4)                                        (34,303)          (8,314)               -
Sale of subsidiaries                                                       5,078                -                -
Net cash used by investing activities                                    (78,602)         (16,102)         (63,495)

FINANCING ACTIVITIES
Net proceeds from issuance of convertible
 subordinated notes (Note 13)                                             83,016                -                -
Increase in notes payable                                                 23,750           14,219           21,225
Repayment of notes payable                                               (29,226)          (1,794)          (5,362)
Proceeds from sale of agent receivables (Note 8)                          26,212           20,851           24,393
Transfer of collections on previously sold agent
             receivables (Note 8)                                        (24,371)         (18,978)         (28,743)
Policyholder account deposits                                             32,915           68,946           30,947
Policyholder account withdrawals                                         (35,103)         (48,011)         (32,411)
Dividends paid - preferred                                                  (591)          (1,805)          (1,904)
Dividends paid - common                                                   (2,424)          (1,253)            (930)
Stock options exercised                                                    3,739            1,520              495
Purchase of treasury stock                                                     -             (486)          (4,963)
Retirement of preferred stock                                            (13,058)            (460)          (1,993)
Other                                                                          7               13               87
Net cash provided by financing activities                                 64,866           32,762              841
Increase (decrease) in cash                                                5,583           11,662          (14,767)
Cash at beginning of year                                                 20,274            8,612           23,379
Cash at end of year                                                     $ 25,857         $ 20,274          $ 8,612


                Pioneer Financial Services, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


1.  NATURE OF OPERATIONS

Pioneer Financial Services, Inc. (PFS) through its subsidiaries markets and underwrites life insurance, annuities, and health insurance in selected niche markets throughout the United States. PFS bases its operations on three core businesses: Life Insurance, Senior Health, and Group Medical.

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

INVESTMENTS

Investments in fixed maturities include bonds and mortgage-backed securities with contractual maturities greater than one year. Fixed maturities classified as "available for sale" are carried at fair value and fixed maturities classified as "held to maturity" are carried amortized cost.

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

In December 1995, as a result of guidance issued by the Financial Accounting Standards Board ("FASB"), PFS transferred held-to-maturity fixed maturities with an amortized cost of $222,482,000 to available-for-sale, and also transferred $110,152,000 of available-for-sale fixed maturities to held-to-maturity. These transfers resulted in a $8,290,000 decrease to unrealized appreciation of securities.

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

Accounting policies relating to derivative financial instruments are discussed in Note 21.

REVENUES

Revenues for interest-sensitive life insurance and annuities consist of charges assessed against policy account values. Premiums for traditional life insurance products are recognized as revenue when due. Accident and health insurance premiums for long duration policies are earned when due and for short-duration policies are earned on a pro-rata basis over the policy term. Accident and health group association dues and fees, included in other revenues, are recognized as revenue when received.

FUTURE POLICY BENEFITS

The liabilities for future policy benefits related to the annuity and interest-sensitive life insurance policies are calculated based on accumulated fund values. As of December 31, 1996, interest credited during the contract accumulation period ranged from 2.5% to 11.50%. Investment spreads and mortality gains are recognized as profits when realized, based on the difference between actual experience and amounts credited or charged to policies.

The liabilities for future policy benefits on other life insurance and accident and health insurance policies have been computed by a net level method based on estimated future investment yield, mortality or morbidity, and withdrawals, including provisions for adverse deviation. Interest rate assumptions range from 2.5% to 6.75% depending on the year of issue. The provisions for future policy benefits and the deferral and amortization of policy acquisition costs are intended to result in benefits and expenses being associated with premiums proportionately over the policy periods.

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

For annuities and interest-sensitive life insurance policies, deferred costs are amortized generally in proportion to expected gross profits arising from the difference between investment and mortality experience and amounts credited or charged to policies. That amortization is adjusted when estimates of current or future gross profits (including the impact of realized investment gains and losses) to be realized from a group of products are revised. For other life and accident and health policies, costs are amortized over the premium-paying period of the policies, using the same mortality or morbidity, interest, and withdrawal assumptions that are used in calculating the liabilities for future policy benefits.

VALUE OF PURCHASED INSURANCE IN FORCE

Amortization of the value of purchased insurance in force is in relation to the present value of estimated gross profits over the estimated remaining life of the related insurance in force. Interest is credited to the unamortized balance based on interest rates ranging between 3.9% to 7.0%.

The changes in the unamortized value of purchased insurance in force for the years ended December 31 are as follows:


                            1996        1995        1994

                                 (In thousands)



 Balance at beginning   $ 26,681    $ 21,291    $ 23,078
 of year

 Additions                21,557       7,110        -

 Interest on               1,905       1,524       1,611
 unamortized balance

 Amortization             (7,424)     (3,244)     (3,398)

 Balance at end of year $ 42,719    $ 26,681    $ 21,291




The estimated percentage of the December 31, 1996 balance to be amortized over the next five years is as follows:

                   1997     1998     1999    2000     2001

     Percent      13.98%   16.93%   15.05%  13.87%   12.51%
   Amortization

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

DEPRECIATION

Building, equipment and investment real estate are recorded at cost and are depreciated using principally the straight-line method. Capitalized internal-use computer software costs are amortized over the estimated useful lives of the software, principally three years.

NET INCOME PER COMMON SHARE

Primary net income per share of Common Stock is determined by dividing net income, less dividends on Preferred Stock, by the weighted-average number of Common Stock and Common Stock equivalents (dilutive stock options) outstanding. Where the effect of Common Stock equivalents on net income per share would be antidilutive, they are excluded from the average shares outstanding. Fully diluted net income per share is computed as if the Preferred Stock, Convertible Subordinated Debentures and Convertible Subordinated Notes had been converted to Common Stock.

COST IN EXCESS OF NET ASSETS OF COMPANIES ACQUIRED

The cost in excess of net assets of companies acquired (goodwill) ($5,796,000 and $5,017,000 at December 31, 1996 and 1995, respectively) is included in other assets and is being amortized principally on a straight-line basis over periods from five to forty years. Goodwill is periodically evaluated for impairment based principally on projected undiscounted net cash flows of the acquired companies.

TREASURY STOCK

The board of directors has authorized PFS to buy back shares of its own common and preferred stock on the open market from time to time. During 1996 PFS did not repurchase shares of its common stock or preferred stock. During 1995 and 1994 PFS repurchased 53,900 and 521,600 shares, respectively, of its common stock. During 1995 and 1994 PFS repurchased 18,400 and 78,900 shares of its preferred stock. Treasury stock is accounted for using the cost method.

CASH FLOW INFORMATION

Cash includes cash on hand and demand deposits.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In 1996, PFS adopted the disclosure requirements of FASB Statement 123 which relates to accounting for stock-based compensation. As permitted, PFS elected to continue to measure compensation cost for stock-based compensation under the expense recognition provisions prescribed by Accounting Principles Board Opinion No. 25. Therefore, the adoption of Statement 123 did not have an effect on PFS' financial position or results of operations. The required pro forma and fair value disclosures are reported in Note 17.

In 1996, the FASB issued Statement 125 which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Statement 125 also establishes new rules for determining whether a transfer of financial assets constitutes a sale and, if so, the determination of any resulting gain or loss. The provisions of Statement 125 were to be applied to transactions occurring after December 31, 1996. However, FASB Statement 127 was issued which defers the effective date one year for those provisions of Statement 125 that deal with securities lending, repurchase and dollar repurchase agreements, and the recognition of collateral. PFS is in the process of reviewing these statements.

RECLASSIFICATIONS

Certain amounts in the 1994 and 1995 financial statements have been reclassified to conform to the 1996 presentation.

3.  CHANGES IN ACCOUNTING PRINCIPLES

In 1996 PFS adopted FASB Statement 121 which relates to accounting for impairment of long-lived assets. Implementation of this statement did not have an effect on PFS' financial statements.

In 1995 PFS adopted FASB Statements 114 and 118 which relate to accounting by creditors for impairment of a loan. Implementation of these statements did not have an effect on PFS' financial statements.

Effective January 1, 1994, PFS adopted FASB Statement 115, "Accounting for Certain Investments in Debt and Equity Securities." Under Statement 115, securities are classified as available-for-sale, held-to-maturity, or trading. PFS classified a portion of its fixed maturity securities portfolio as available-for-sale with the remainder classified as held-to-maturity. As a result of the adoption, PFS' stockholders' equity was increased by $3,605,000 (net of adjustments to deferred income taxes) to reflect the net unrealized gains on fixed maturity securities classified as available-for-sale that were previously carried at amortized cost.

4.  BUSINESS COMBINATIONS

On January 31, 1995, Pioneer acquired for a cost of $24,000,000 (purchase price $23,700,000 and $300,000 of additional costs), the outstanding common shares of Connecticut National Life Insurance Company (CNL).

The acquisition was accounted for by the purchase method and, accordingly, the purchase price was allocated to assets and liabilities acquired based on estimates of their fair values. The value of insurance in force represents actuarially determined present value of the projected future cash flows from the retained portion of the acquired policies. All assets and liabilities related to reinsured insurance contracts are reported on a gross basis. The liabilities for future policy benefits related to interest-sensitive life and annuity insurance policies are calculated based on accumulated fund values. As of January 1, 1995, interest credited during the contract accumulation period ranged from 5% to 6.5%. The liabilities for future policy benefits on other life and accident and health insurance policies have been computed by a net level method based on estimated future investment yield, mortality or morbidity, and withdrawals, including provisions for adverse deviation. Interest rate assumptions range from 7% to 8% depending on the year of issue.


                                        (IN THOUSANDS)
Assets Acquired
     Cash                                    $ 16,371
     Fixed maturities                         211,221
     Mortgage loans                             7,983
     Real estate                                1,900
     Policy loans                              53,159
     Accrued investment income                  4,366
     Premium receivables                        2,069
     Value of insurance in force                1,570
     Receivables and amounts on deposit
       with reinsurers                         87,213
     Other assets                                 469

Liabilities Assumed
     Policy liabilities                      (354,307)
     General expense and other liabilities     (8,014)

Total purchase price                         $ 24,000


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


The foregoing pro-forma information is not necessarily indicative of either the results of operations that would have occurred had the acquisition been effective on Jauary 1, 1994, or of future results of operations of the consolidated companies.

In March 1996, PFS purchased the outstanding common shares of Universal Fidelity Life Insurance Company (UFLIC) for a cost of $26,500,000, principally cash. The acquisition was accounted for by the purchase method and, accordingly, the purchase price was allocated to assets and liabilities acquired based on estimates of their fair values. The total assets acquired at the purchase date were approximately $41,000,000. Revenues and expenses of UFLIC for the nine months after the acquisition are included in PFS' statements of consolidated income.

In August 1996, PFS acquired a block of individual and small group health insurance business from Washington National Insurance Company (WNIC) for a cost of $19,000,000 in cash. The acquisition was structured as a reinsurance transaction between WNIC and an insurance subsidiary of PFS (see Note 7). WNIC retained a portion of the assets and reserves supporting the block of business at the purchase date pursuant to the terms of the reinsurance agreement. Revenues and expenses for the five months after the transaction are included in PFS' statements of consolidated net income.

In December 1996, PFS purchased SECURA Life Insurance Company for a cost of $12,000,000, principally cash. The acquisition was accounted for by the purchase method and, accordingly, the purchase price was allocated to assets and liabilities acquired based on estimates of their fair values. The total assets acquired at the purchase date were approximately $93,000,000. The acquisition had no effect on PFS' 1996 net income or revenues.



5.  INVESTMENTS

Realized investment gains (losses), including provisions for other-than-temporary impairments on investments held, and the change in unrealized appreciation (depreciation) on fixed maturities, equity securities, and other investments during the years shown are summarized as follows:

                         FIXED        EQUITY
                       MATURITIES     SECURITIES   OTHER   TOTAL
                                                     (IN THOUSANDS)
   1996
   REALIZED             $    487      $3,648       $ 74    $  4,209
   UNREALIZED            (25,773)        229          -     (25,544)
                       $ (25,286)   $  3,877       $ 74    $(21,335)

   1995
   Realized             $ (301)     $  4,605   $   (311)   $  3,993
   Unrealized           86,406          (719)         -      85,687
                    $   86,105    $    3,886   $   (311)   $ 89,680

   1994
   Realized         $     (94)      $    211   $   (500)   $   (383)
   Unrealized         (58,705)        (2,098)         -     (60,803)
                  $   (58,799)      $ (1,887)    $ (500)  $ (61,186)


The cost of available-for-sale equity securities was $26,164,000 at December 31, 1996, and $13,333,000 at December 31, 1995. At December 31, 1996, gross unrealized appreciation on available-for-sale equity securities was $3,277,000 and gross unrealized depreciation was $811,000. At December 31, 1995, gross unrealized appreciation on equity securities was $2,781,000 and gross unrealized depreciation was $544,000.

In 1995, sales of two held-to-maturity securities with an amortized cost of $5,490,000 resulted due to a significant deterioration in creditworthiness. Sales of these securities resulted in a realized loss of $780,000.

Sales of two held-to-maturity securities in 1994 with an amortized cost of $9,803,000 resulted after discussions with an insurance rating agency regarding specific investments of PFS' insurance subsidiaries and evidence of a significant deterioration in credit worthiness. Sales of these securities resulted in a realized loss of $376,000.



A comparison of amortized cost to fair value of fixed maturity investments by category is as follows:

                                       GROSS     GROSS
                          AMORTIZED  UNREALIZED UNREALIZED  FAIR
                            COST        GAINS     LOSSES    VALUE
                                    (IN THOUSANDS)
At December 31, 1996:
HELD TO MATURITY
U.S. Treasury            $29,719    $    84     $    (296)     $ 29,507
States and political
  subdivisions             5,475        103            (6)        5,572
Corporate securities      59,068        767          (165)       59,670
Mortgage-backed
  securities             171,787      1,746        (2,110)      171,423
                        $266,049     $2,700     $  (2,577)     $266,172
AVAILABLE FOR SALE
U.S. Treasury           $ 26,135    $ 1,242     $    (19)      $ 27,358
States and political
  subdivisions            36,870        652         (161)        37,361
Foreign governments        2,524          -         (104)         2,420
Corporate securities     455,713     10,362       (3,477)       462,598
Mortgage-backed
  securities             230,617      4,160       (6,276)       228,501
                        $751,859    $16,416     $(10,037)      $758,238
At December 31, 1995:
HELD TO MATURITY
U.S. Treasury            $ 26,897  $   319      $   (44)       $ 27,172
States and political
  subdivisions              4,669      227            -           4,896
Corporate securities       51,608    1,797          (19)         53,386
Mortgage-backed
  securities              162,867    4,599         (192)        167,274
                         $246,041 $  6,942      $  (255)       $252,728
AVAILABLE FOR SALE
U.S. Treasury            $ 31,781 $  2,303      $      -       $ 34,084
State and political
  subdivisions             26,260      716             -         26,976
Foreign governments         3,072       -            (54)         3,018
Corporate securities      294,950   19,523          (972)       313,501
Mortgage-backed
  securities              241,015    7,824        (3,752)       245,087
                         $597,078 $ 30,366      $ (4,778)      $622,666


The carrying amount of PFS' available-for-sale fixed maturity investments can increase or decrease significantly in the near term as a result of changes in market interest rates.

Unrealized appreciation of available-for-sale securities at December 31, 1996 of $224,000 included gross appreciation of $8,241,000 less unrealized appreciation of $7,863,000 on investments in trust accounts that are guaranteed as to principal value by reinsurers and net of deferred taxes of $154,000. At December 31, 1995, the net unrealized appreciation of available-for-sale securities of $4,518,000 consisted of gross appreciation of $27,150,000 less unrealized appreciation of $17,397,000 on investments in the trust accounts guaranteed by reinsurers and net of deferred taxes and DAC adjustments of $5,235,000.

The amortized cost and fair value of fixed maturities at December 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

                                      AMORTIZED  FAIR
                                        COST    VALUE
     HELD TO MATURITY:                  (IN THOUSANDS)
     Due in 1997                    $ 13,401  $ 13,466
     Due 1998-2002                    72,775    73,121
     Due 2003-2007                     7,962     8,006
     Due after 2007                      124       156
     Mortgage-backed securities      171,787   171,423
                                    $266,049  $266,172
     AVAILABLE FOR SALE:
     Due in 1997                   $   8,263  $  8,296
     Due 1998-2002                   194,405   197,886
     Due 2003-2007                   228,145   229,068
     Due after 2007                   90,429    94,487
     Mortgage-backed securities      230,617   228,501
                                    $751,859  $758,238


Proceeds from sales of investments (principally fixed maturities) during 1996, 1995, and 1994 were $167,035,000, $213,177,000 and $111,850,000, respectively.
Gross gains of $1,758,000, $1,537,000 and $1,448,000 and gross losses of $1,271,000, $1,838,000 and $1,542,000 were realized on fixed maturity sales in 1996, 1995, and 1994, respectively.

Major categories of net investment income are summarized as follows:



                               1996     1995    1994
                                    (IN THOUSANDS)
Fixed maturities            $65,417  $61,076 $40,172
Short-term investments        3,136    3,623   1,549
Other                         9,687    9,550   4,189
Total investment income      78,240   74,249  45,910
Investment expenses          (3,393)  (3,274) (3,124)
Net investment income       $74,847  $70,975 $42,786


At December 31, 1996, securities with a carrying value of $32,873,000 were on deposit with various government authorities to meet regulatory requirements, securities with a carrying value of $196,584,000 are held in trust accounts pursuant to reinsurance agreements (See Note 7), and securities with a carrying value of $5,231,000 are pledged as collateral to a repurchase agreement (See
Note 10).

At December 31, 1996, the amortized cost of fixed maturity investments in any one entity, other than the U.S. government or a U.S. government agency or authority, which exceeded 10% of PFS' consolidated stockholders' equity were as follows:

      GE Capital Mortgage Services, Inc.                    $34,123,000
      GMAC                                                   22,522,000

Investment real estate (net of accumulated depreciation of $1,957,000 in 1996 and $1,095,000 in 1995) at December 31, 1996 consists principally of land and a building used, in part, as PFS' corporate headquarters.

At December 31, 1996, PFS held unrated or less-than-investment-grade available-for-sale securities with a carrying value of $34,232,000. Those holdings amounted to less than 2.9% of PFS' total investments at December 31, 1996.

At December 31, 1996, fixed maturities with a carrying value of $6,312,000 had been non- income producing for the preceding 12-month period.

6.  FEDERAL INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of PFS' deferred tax liabilities and assets are as follows:

                                                               DECEMBER 31
                                                          1996           1995
                                                             (IN THOUSANDS)
    DEFERRED TAX LIABILITIES
    Deferred policy acquisition costs                      $69,390       $66,458
    Net unrealized appreciation on
      available-for-sale securities                            154         2,625
    Other                                                    8,579         9,075
    Total deferred tax liabilities                          78,123        78,158

    DEFERRED TAX ASSETS
    Policy liabilities                                      64,259        70,550
    Loss carryforwards                                      11,377         9,940
    Other                                                    4,024        11,775
    Total deferred tax assets                               79,660        92,265
    Valuation allowance for
      deferred tax assets                                  (16,500)      (16,500)

    Deferred tax assets net of
      valuation allowance                                   63,160        75,765

    Net deferred tax liability                           $ (14,963)     $ (2,393)


The nature of PFS' deferred tax assets and liabilities are such that the reversal pattern for these temporary differences should generally result in realization of PFS' deferred tax assets.

PFS establishes a valuation allowance for any portion of the deferred tax asset that management believes may not be realized. In 1995 the valuation allowance increased $12,630,000 principally due to the acquisition of CNL (See Note 4). There was no change in the valuation allowance in 1996 and 1994.



PFS' effective federal income tax rate varied from the statutory federal income tax rate as follows:


                                             1996                   1995                 1994

                                      Amount         %        Amount       %        Amount       %

                                                                       (Dollars in thousands)

 Statutory federal income tax
  rate applied to income
  before income taxes                 $16,150       35.0%     $11,103     35.0%    $ 9,108      35.0%

 Nontaxable investment income            (382)    (0.8)          (473)   (1.5)        (384)    (1.5)



 Goodwill amortization                     79      0.2             60    0.2           109     0.4
 Other                                   (159)    (0.4)            64    0.2            40     0.2

 Income taxes and effective rate      $15,688       34.0%     $10,754     33.9%    $ 8,873      34.1%


Taxes paid amounted to $8,571,000, $8,257,000, and $9,731,000 for 1996, 1995,
and 1994, respectively.

Under pre-1984 life insurance company income tax laws, a portion of a life insurance company's "gain from operations" was not subjected to current income taxation but was accumulated, for tax purposes, in a memorandum account designated as the "policyholders' surplus account." The balance in this account at December 31, 1996 for PFS' life insurance subsidiaries was $12,010,000. Should the policyholders' surplus accounts of PFS' life insurance subsidiaries exceed their respective maximums, or should distributions in excess of their tax-basis shareholders' surplus account be made by the life insurance subsidiaries, such excess or distribution would be subject to federal income taxes at rates then in effect. Deferred taxes of $4,200,000 have not been provided on amounts included in the policyholders' surplus accounts, since PFS contemplates no such taxable events in the foreseeable future.

As of December 31, 1996, PFS' life insurance subsidiaries had combined tax-basis shareholders' surplus accounts of $112,700,000. Distributions up to that amount would result in no income tax liability.

Certain of PFS' life insurance subsidiaries have tax basis operations loss carryforwards of $33,085,000 expiring in years 2003 through 2010.

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

PFS' premiums were reduced for reinsurance premiums ceded by $135,420,000, $66,193,000, and $37,273,000 in 1996, 1995, and 1994, respectively. Under various reinsurance arrangements, PFS' premiums were increased for reinsurance assumed by $117,925,000, $13,474,000, and $16,928,000 in 1996, 1995, and 1994,
respectively. PFS' policy benefits have been reduced for reinsurance recoveries of $103,156,000 in 1996, $33,739,000 in 1995, and $23,319,000 in
1994. At December 31, 1996 approximately 28% of PFS' reinsurance receivables and amounts on deposit with reinsurers were due from Reassurance Company of Hannover, 23% from Lincoln National Life Insurance Company, and 16% from Employers Reinsurance Corporation.

In August 1996, PFS assumed the individual and small group health business of WNIC. The total premiums assumed were approximately $100,000,000 for the five months ended December 31, 1996. As of December 31, 1996 policy liabilities were increased as a result of the treaty by $66,315,000. PFS entered into a 50% quota share treaty with Reassurance Company of Hannover on the business assumed from WNIC.

Prior to the acquisition by PFS in January 1995, CNL had entered into certain reinsurance arrangements. PFS retains the assets and related policy liabilities associated with the reinsured business, but not the related risk associated with the business. In accordance with the reinsurance contracts, PFS does not participate in the realized gains and losses on the assets held in trust under these agreements. Accordingly, PFS has established an amount due to reinsurer at December 31, 1996 and 1995 and a reduction in the unrealized appreciation on available-for-sale securities for assets held in trust pursuant to these agreements.

8.  SALE OF AGENT RECEIVABLES

In 1996, 1995, and 1994 a subsidiary of PFS sold agent receivables to an unaffiliated company for proceeds of $26,212,000, $20,851,000, and $24,393,000, respectively. The outstanding balances of such agent receivables sold that remained uncollected at December 31, 1996 and 1995 were $12,200,000 and $10,300,000, respectively. PFS remains subject to a maximum credit exposure under this agreement amounting to 10% of agent receivables at December 31, 1996.

9.  RECONCILIATION OF LIABILITY FOR POLICY AND CONTRACT CLAIMS

The following table provides a reconciliation of the beginning and ending policy and contract claim liability balances reported in PFS' balance sheets:

                                                                        YEAR ENDED DECEMBER 31,
                                                                    1996          1995          1994
                                                                             (IN THOUSANDS)

 Balance at January 1                                           $176,858      $165,137       $196,084
                 Less reinsurance recoverables                    10,747         9,764          6,695
Net balance at January 1                                         166,111       155,373        189,389

Incurred claims related to:
         Current year                                            538,286       469,881        482,449
         Prior years                                             (25,768)      (26,282)       (36,655)
         Total claims incurred                                   512,518       443,599        445,794

Deduct claims paid related to:
         Current year                                            393,724       322,210        350,210
         Prior years                                             108,129       110,651        129,600
         Total claims paid                                       501,853       432,861        479,810

Net balance at December 31                                       176,776       166,111        155,373
         Plus reinsurance recoverables                            31,785        10,747          9,764
Balance at December 31                                          $208,561      $176,858       $165,137


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

PFS holds margins in its accident and health claim reserves to provide for potential adverse deviation. Claim reserve estimates are continually reviewed and adjusted as necessary

10.  NOTES PAYABLE

At December 31, 1996, PFS had a loan of $23,750,000. The portion of the loan due in 1997 of $5,000,000 was included in short-term notes payable and the balance was included in long-term notes payable. The note bears interest at 7.06% and is payable quarterly with the final payment due July 2001.

At December 31, 1996, a PFS subsidiary had a secured loan totaling $3,014,000. The portion of the loan due in 1997 of $250,000 is included in short-term notes payable. The remainder of the note is included in long-term notes payable. The note bears interest at 7.8% and is payable monthly with the final payment due August 2005. PFS has guaranteed payment of the notes.

At December 31, 1995 a PFS subsidiary had a note in the amount of $1,660,000 as a portion of the acquisition price of CNL. The principal balance of the note may be reduced by the former parent of CNL for capital losses incurred on mortgage loan and real estate holdings until November 1, 1997. During 1996, a net capital loss reduced the principal balance to $998,000. Interest is payable at the average earnings rate of the investments, currently 8.7%.

The weighted average interest rate on short-term notes payable at year end was 8.7%, 8.4% and 7.7% in 1996, 1995 and 1994, respectively.

Interest paid amounted to $5,384,000, $6,629,000, and $4,950,000 for 1996, 1995,
and 1994, respectively.

PFS has an outstanding repurchase agreement at an insurance subsidiary which is due October 1997. The total amount due under the repurchase agreement was $5,178,000 and $5,180,000 at December 31, 1996 and 1995, respectively. Interest at 5.95% is paid quarterly.

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

Pursuant to a 1994 actuarial study, PFS revised assumptions relative to the ability to continue to receive regulatory approval for rate increases in excess of medical claim trends to maintain profitability on certain issues of group medical products. This study resulted in increased amortization of deferred policy acquisition costs in 1994 of $16,700,000. The projected premium deficiency was less than the unamortized policy acquisition costs and no additional policy liability accrual was required.

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

12.  STATUTORY-BASIS FINANCIAL INFORMATION (CONTINUED)

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

   Unrealized Appreciation On Fixed Maturities Available-For-Sale. Fixed maturity securities classified as available-for-sale are carried principally at amortized cost on a statutory basis rather than at fair value with unrealized gains and losses on such securities reported as a separate component of stockholders' equity in the GAAP financial statements.


                                             1996           1995        1994
                                                      (IN THOUSANDS)
Combined net income on a statutory basis    $ 6,514        $ 9,576  $   6,986

Adjustments for:
   Deferred policy acquisition costs         25,298        (12,579)   (34,814)
   Policy liabilities                           424         18,413     26,544
   Financial reinsurance                         -          12,748     17,544
   Deferred federal income taxes            (13,468)        (3,347)    (2,303)
   Non-insurance companies, eliminations,
     and other adjustments                   11,688         (3,843)     3,192

Consolidated net income in accordance
   with GAAP                               $ 30,456       $ 20,968   $ 17,149


                                                  DECEMBER 31
                                              1996          1995
                                                 (IN THOUSANDS)
Combined stockholders' equity on a
  statutory basis                         $ 164,466      $ 115,423
Adjustments for:
   Deferred policy acquisition costs        224,010        193,193
   Value of purchased insurance in force     42,719         26,681
   Policy liabilities                      (157,241)      (156,141)
   Deferred federal income taxes            (14,963)        (2,393)
   Non-admitted assets                       22,835         15,354
   Surplus notes                            (12,076)        (4,756)
   Unrealized appreciation on available-for-sale
       fixed maturities                       6,379         25,588
   Other                                     (1,875)       (18,710)

Combined insurance subsidiaries stockholders'
   equity on a GAAP basis                   274,254        194,239

Non-insurance companies equity, eliminations
   and other adjustments                    (85,424)       (49,665)

Consolidated stockholders' equity in
   accordance with GAAP                    $188,830      $ 144,574


Dividends from PFS' insurance subsidiaries unassigned surplus are limited to the greater of the prior-year statutory-basis net gain from operations or 10% of statutory-basis surplus. The total amount of dividends that could be paid in 1997 without regulatory approval is $5,559,000. At December 31, 1996, PFS' direct insurance subsidiaries had a combined statutory basis unassigned surplus of $9,922,000.

PFS is required to maintain adequate amounts of statutory-basis capital and surplus to satisfy regulatory requirements and provide capacity for production of new business. Acquisition costs relating to the production of new business result in a reduction of statutory-basis net income and capital and surplus.

13.  CONVERTIBLE SUBORDINATED DEBENTURES

In July 1993 PFS issued $57,477,000 of 8% convertible subordinated debentures due in 2000. Interest on the debentures was payable in January and July of each year. Net proceeds from the offering totaled approximately $54,000,000 and were used, in part, to repay long-term notes payable. The debentures were convertible into PFS' Common Stock at any time prior to maturity, unless previously redeemed, at a conversion price of $11.75 per share.

In August 1995, the Company accepted the conversion of $46,906,000 of the outstanding 8% convertible subordinated debentures pursuant to a special conversion offer. PFS paid a cash premium equal to $110 for each $1,000 in principal amount of the debentures accepted for conversion. The effect of the conversion was an increase in stockholders' equity of $44,754,000 and a charge to income for the cash premium of $3,457,000, net of taxes. An additional $826,000 of the debentures were converted in 1995 subsequent to the offer of premium. Had the conversions occurred at the beginning of the year, 1995 primary earnings per share would have decreased to $2.02. In August 1996, PFS completed the redemption of the remaining outstanding debentures. The effect of the conversion was an increase in stockholders' equity of $9,199,000. Had the conversion occurred at the beginning of the year, 1996 primary earnings per share would have decreased to $2.60.

14.  REDEEMABLE PREFERRED STOCK

In 1989, PFS issued 1,000,000 shares of $2.125 Cumulative Convertible Exchangeable Preferred Stock. The Preferred Stock was carried on PFS' balance sheet at the redemption and liquidation value of $25 per share. Each share of Preferred Stock was convertible by the holders at any time into 1.6 shares of PFS Common Stock. Annual cumulative dividends of $2.125 per share were payable quarterly. The preferred stock was nonvoting unless dividends were in arrears.

In May 1996, PFS completed its offer to redeem the Preferred Stock. Approximately 326,000 shares of Preferred Stock were converted by shareholders into 521,000 shares of PFS' Common Stock. The cost to redeem the remaining shares of Preferred Stock was $13,600,000, which included a charge to income of $444,000. Had the redemption occurred at the beginning of the year, 1996 primary earnings per share would have decreased to $2.62.

15.  CONVERTIBLE SUBORDINATED NOTES

In March 1996, PFS issued $86,250,000 of 6.5% convertible subordinated notes due in 2003. Interest on the notes is payable in April and October of each year. Net proceeds from the offering totaled $83,000,000 and were used, in part, to repay borrowings and redeem the outstanding shares of PFS' Preferred Stock (see
Note 14). The notes are convertible into PFS' Common Stock at any time prior to maturity, unless previously redeemed, at a conversion price of $20 per share. The notes are redeemable by PFS under certain conditions after April 1999. At December 31, 1996, 4,312,500 shares of PFS' Common Stock were reserved for conversion of the outstanding convertible subordinated notes.

16.  SHAREHOLDER RIGHTS AGREEMENT

In 1990, PFS distributed one preferred share purchase right for each outstanding share of Common Stock. The rights are intended to cause substantial dilution to a person or group that attempts to acquire PFS on terms not approved by PFS' directors. The acquisition of PFS by Conseco, Inc. as described in Note 24 will not result in the rights becoming exercisable. The rights expire in 2000 or PFS may redeem the rights prior to exercise for $.01 per right.

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

17.  STOCK OPTIONS AND RIGHTS

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

PFS accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and, accordingly, recognizes no compensation expense for stock options granted to employees. FASB Statement 123, "Accounting for Stock-Based Compensation", requires disclosure of pro forma information regarding net earnings and earnings per share, using pricing models to estimate the fair market value of stock option grants. Had compensation expense for PFS'

stock option plans been determined based on the estimated fair value at the date of grant consistent with the methodology prescribed under Statement 123, approximate net earnings and earnings per share would have been as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                              1996                1995
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Pro forma net income                                    $ 28,924             $ 19,320
Pro forma net income per common share
      Primary                                         $    2.55              $    2.23
      Fully diluted                                   $    2.07              $    1.71


For purposes of the pro forma disclosures, the estimated fair values of the option grants are amortized to expense over the options' expected lives. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                                 1996              1995
Dividend yield                                           1.4%                   1.4%
Volatility                                              46.7%                  46.7%
Expected life (years)                                    6.0                    6.0


The risk-free interest rate assumed was the rate at the date of grant. This rate varied from 7.01% to 5.99% in 1996 and from 7.54% to 5.95% in 1995.

The pro forma effects on income and earnings per share are not likely to be representative of the effects on reported net income in future years as 1995 and 1996 pro forma amounts do not include pro forma compensation expense related to grants made prior to 1995.



Transactions related to all stock options are as follows:

                                                                       Years Ended December 31,

                                                       1996                      1995                       1994
                                                           Weighted                  Weighted                   Weighted
                                              Shares       Average       Shares       Average       Shares      Average
                                               Under       Exercise      Under       Exercise       Under       Exercise
                                              Option        Price        Option        Price        Option       Price

                                                          (In thousands, except exercise price data)

                     Beginning balance          1,893          $12.48     1,046          $ 8.22        733          $ 6.62

                     Granted                      181           15.54     1,019           16.08        480           10.40

                     Exercised                   (347)           7.99      (147)           7.40        (85)           7.33

                     Canceled                     (55)          11.74       (25)          10.75        (82)           7.61
                     Ending balance             1,672          $13.77     1,893          $12.48      1,046          $ 8.22

                     Exercisable at end
                      of year                     763                       693                        561

Options with respect to 1,972,000 shares were available for grant at December 31, 1996.

Information regarding options outstanding and exercisable at December 31, 1996 is summarized as follows:






                                         Options Outstanding                  Options Exercisable


                                               Weighted
                                               Average
                                              Remaining       Weighted                     Weighted
                                 Number      Contractual      Average        Number        Average
Range of Exercise Prices      Outstanding     Life (in       Exercise     Exercisable     Exercise
                                                years)         Price                        Price

                              (In thousands, except exercise price data)


        $5.50 - $9.90              395           6.5           $7.73           245          $ 6.80

       10.375 - 15.25              655           8.5           12.75           306          13.44
       15.625 - 20.25              519           9.2           17.95           212          16.97

        22.25 - 25.00              103           9.0           22.33             -              -

                                  1,672          8.3          $13.77           763         $12.29

The weighted average fair value per share of options granted was $7.82 and $5.96 in 1996 and 1995, respectively.

18.  COMMITMENTS AND CONTINGENCIES

PFS and its subsidiaries are named as defendants in various legal actions, some claiming significant damages, arising primarily from claims under insurance policies, disputes with agents, and other matters. PFS' management and its legal counsel are of the opinion that the disposition of these actions will not have a material adverse effect on PFS' consolidated financial condition, cash flows, or results of operations.

PFS leases various office facilities furniture and equipment and computer equipment under noncancelable operating leases. Rent expense was $7,428,000, $7,140,000, and $4,530,000 in 1996, 1995, and 1994, respectively. Minimum future rental commitments in connection with noncancelable operating leases are as follows:

           1997            $ 5,409,000
           1998              3,913,000
           1999              1,985,000
           2000                744,000
           2001                408,000

PFS has entered into employment agreements with certain officers.

PFS' insurance subsidiaries are subject to extensive governmental regulation and supervision at both federal and state level. Such regulation includes premium rate levels, premium rate increases, policy forms, minimum loss ratios, dividend payments, claims settlement, licensing of insurers and their agents, capital adequacy transfer of control, and amount and type of investments. Additionally, there are numerous health care reform proposals and regulatory initiatives under consideration which, if enacted, could have significant impact on PFS' revenues and results of operations.

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

19.  BENEFIT PLANS

PFS has a defined-contribution employee benefit plan that covers substantially all home office employees who have attained age 21 and completed one year of service. Plan participants may contribute from 1% to 10% of their total compensation subject to an annual maximum. The plan also provides for PFS to match participants' contributions up to 5% of the participants' salaries and 50% of the remaining contributions up to the annual Internal Revenue Service limit ($9,500 in 1996). PFS makes employer contributions to the plan in cash or in PFS Common Stock at the discretion of PFS' Board of Directors. At December 31, 1996, the Plan's assets included PFS Common Stock of $11,645,000 at fair value. PFS' contibutions charged to operations were $1,910,000 in 1996, $1,565,000 in 1995, and $1,365,000 in 1994.

A PFS subsidiary had a stock purchase plan that allowed certain eligible agents to purchase common stock in the subsidiary at the subsidiary's per share book value. The plan was terminated in November 1992, and in accordance with the plan's provisions, agents became fully vested. Eligible agents were given the option to participate in a new agent stock purchase plan which allows agents to purchase PFS Common Stock. Stock purchases are limited to a specific percentage of the agent's commission as determined by PFS but in no event to be less than 3%. Under the plan the agents are also credited with additional shares of PFS Common Stock as determined by PFS. In 1996, 1995 and 1994, 1,223 shares, 2,016 shares and 6,332 shares, respectively, of PFS Common Stock were issued under this plan.

20.  ALLOWANCES AND ACCUMULATED DEPRECIATION

Allowances for doubtful accounts related to other receivables amounted to $4,294,000 at December 31, 1996, and $1,548,000 at December 31, 1995.
Accumulated depreciation related to building and equipment amounted to $26,521,000 at December 31, 1996, and $23,370,000 at December 31, 1995.

21.  FAIR VALUE INFORMATION

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

     Long-term notes payable: The fair value of PFS' long-term notes payable approximates the carrying value.

     Convertible subordinated debt: The fair value of PFS' convertible subordinated debt is based on quoted market prices.

The fair values of certain financial instruments along with their corresponding carrying values of December 31, 1996 and 1995 are as follows:

                                  1996             1995
                           FAIR    CARRYING   FAIR    CARRYING
                           VALUE    VALUE     VALUE    VALUE
                                             (IN THOUSANDS)
Financial Assets
  Fixed Maturities:
    Available-or-sale    $758,238  $758,238 $622,666 $622,666
    Held-to-maturity      266,172   266,049  252,728  246,041
  Equity securities        28,630    28,630   15,570   15,570
  Mortgage loans            9,890     9,890    9,253    9,253
  Policy loans             82,472    83,054   78,230   79,122

Financial Liabilities

  Investment contracts    241,384   250,946  205,160  214,573
  Long-term notes payable  21,514    21,514   21,504   21,504
  Subordinated debentures       -        -    14,833    9,695
 Subordinated notes       115,575    86,250       -        -


PFS uses interest rate derivative contracts, principally exchange-traded treasury futures, as part of its overall interest rate risk management strategy primarily for its life and annuity business. Derivative contracts are used as a hedge against the value of available-for-sale fixed maturity investments. PFS does not engage in trading derivatives. PFS performs frequent analysis to measure the degree of correlation associated with its derivative contracts to verify that the derivatives qualify for hedge accounting. Realized gains and losses on derivative hedges, which were immaterial in 1996, 1995, and 1994, are deferred and reported as an adjustment of the cost basis of the hedged investment. Deferred gains and losses are amortized into income over the life of the hedged item. PFS had no derivative contacts outstanding at December 31, 1996 and 1995.

22.  SEGMENT INFORMATION

PFS has three business segments:  Group Medical, Senior Health, and Life
Insurance.  The segments are based on PFS' main Divisions.   Allocations of
investment income and certain general expenses are based on various assumptions and estimates, and reported operating results by segment would change if different methods were applied. Investment income is allocated based primarily on the policy liabilities and capital supporting the segment. General expenses are determined based on cost center and functional expense anaylsis prepared in conjunction with the monthly budgeting process. Assets are not individually identifiable by segment and have been allocated based on the amount of policy liabilities by segment and by other formulas. Depreciation expense and capital expenditures are not considered material. Realized investment gains and losses are allocated to the appropriate segment. General corporate expenses are not allocated to the individual segments. Revenues, amortization of deferred policy acquisition costs and value of purchased insurance, income or loss before income taxes, and identifiable assets by business segment are as follows:

                           1996       1995        1994
                                 (IN THOUSANDS)
REVENUES

Group Medical           $ 439,902   $ 430,885   $ 457,885
Senior Health             297,244     236,556     235,031
Life Insurance            135,791     115,545      71,075
Corporate and Other        14,968      17,098      10,416
Total                   $ 887,905   $ 800,084   $ 744,155

AMORTIZATION OF DEFERRED POLICY
ACQUISITION COSTS AND VALUE OF
PURCHASED INSURANCE

Group Medical          $  34,212   $  38,032   $   62,281
Senior Health             17,955      21,601       29,807
Life Insurance            13,378       9,566        7,985
Total                  $  65,545   $  69,199    $ 100,073

INCOME (LOSS) BEFORE INCOME TAXES

Group Medical           $ 20,541   $  19,729     $ 10,889
Senior Health             24,010      16,753       13,420
Life Insurance            13,952       7,128        8,537
Corporate and Other      (12,359)    (11,888)      (6,824)
Total                   $ 46,144    $ 31,722     $ 26,022

IDENTIFIABLE ASSETS AT YEAR-END

Group Medical           $ 323,653  $ 246,635    $ 247,332
Senior Health             375,329    338,794      285,058
Life Insurance          1,104,243    969,068      534,672
Corporate and Other        20,515     15,171       18,402
Total                  $1,823,740 $1,569,668   $1,085,464


In September 1996, PFS sold its managed care subsidiaries for proceeds of $7,800,000 including cash, notes receivable, and other consideration.
Total assets of the subsidiaries at December 31, 1995 were $9,600,000. Operations of the subsidiaries for the first nine months of 1996 and for 1995 and 1994 did not have a material effect on PFS' net income. Revenues, income before income taxes, and identifiable assets of the managed care subsidiaries are included with corporate and other.

23.  CREDIT ARRANGEMENTS

PFS has a line of credit arrangement for short-term borrowings with six banks amounting to $30,000,000 through July 1999, all of which was unused at December 31, 1996. The line of credit arrangement can be terminated, in accordance with the agreement, at PFS' option.

24.  MERGER AGREEMENT

On December 15, 1996, PFS and Conseco, Inc. (Conseco) entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which PFS will become a wholly owned subsidiary of Conseco (the "Merger"). Under the Merger Agreement, each of the approximately 16.9 million shares of PFS common stock and common stock equivalents would be converted into the right to receive a fraction of a share of Conseco common stock having a value between $25 and $28, calculated as follows: (i) if the Conseco/PFS Share Price (as defined below) is greater than or equal to $28 per share and less than or equal to $31.36 per share, .8928 of a share of Conseco common stock; (ii) if the Conseco/PFS Share Price is less than $28 per share, the fraction (rounded to the nearest ten-thousandth) of a share of Conseco common stock determined by dividing $25 by the Conseco/PFS Share Price; or (iii) if the Conseco/PFS Share Price is greater than $31.36 per share, the fraction (rounded to the nearest the-thousandth) of a share of Conseco common stock determined by dividing $28 by the Conseco/PFS Share Price. The "Conseco/PFS Share Price" shall be equal to the average of the closing prices of Conseco common stock on the NYSE Composite Transactions Reporting System for the ten trading days immediately preceding the second trading day prior to the date of the Merger. The transaction is subject to PFS stockholder and regulatory approval.



25.  QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of unaudited quarterly results of operations for 1996 and 1995 is as follows (in thousands, except per share amounts):


1996

                              1ST                 2ND              3RD              4TH

Premiums and
 policy
 charges                      $175,573         $182,151         $198,932         $214,251

Net investment
 income and
 other                          30,605           29,291           27,397           29,705

Net income                       6,731            6,025            7,269           10,431

Net income
 per share:
   Primary                         .60             .55               .63              .87
   Fully diluted                   .54             .44               .52              .70


1995
                               1st               2nd              3rd              4th
Premiums and
 policy
 charges                     $169,575         $162,706         $174,678          $180,084

Net investment
 income and
 other                         24,444           27,546           27,065            33,986

Net income                      4,955            5,360            3,316             7,337

Net income
 per share:
   Primary                         .73              .78              .32               .60
   Fully diluted                   .47              .48              .30               .59





                                   SCHEDULE I

                PIONEER FINANCIAL SERVICES, INC. AND SUBSIDIARIES

           CONSOLIDATED SUMMARY OF INVESTMENTS--OTHER THAN INVESTMENTS
                               IN RELATED PARTIES

                                December 31, 1996

                                                        Amount
                                                     Shown in the
                                                     Consolidated
                             Amortized     Fair        Balance
Type of Investment              Cost       Value        Sheet
                                      (in thousands)
Fixed maturities to be held
 to maturity:
 U.S. Treasury               $ 29,719    $ 29,507      $ 29,719
 States and political
   subdivisions                 5,475       5,572         5,475
 Corporate securities          59,068      59,670        59,068
 Mortgage-backed securities   171,787     171,423       171,787
    TOTAL FIXED MATURITIES
      TO BE HELD TO MATURITY  266,049     266,172       266,049

Fixed maturities available
 for sale:
 U.S. Treasury                 26,135    $ 27,358        27,358
 States and political
   subdivisions                36,870      37,361        37,361
 Foreign governments            2,524       2,420         2,420
 Corporate securities         455,713     462,598       462,598
 Mortgage-backed securities   230,617     228,501       228,501
    TOTAL FIXED MATURITIES
      AVAILABLE FOR SALE      751,859     758,238       758,238

Equity securities:
 Common stocks:
    Banks, trusts, and
    insurance companies        22,647      23,626        23,626
 Nonredeemable preferred
    stocks                      3,517       5,004         5,004

    TOTAL EQUITY SECURITIES    26,164    $ 28,630        28,630

Real estate                    14,989                    14,989
Mortgage loans on real estate   9,890                     9,890
Policy loans                   83,054                    83,054
Short-term investments         34,659                    34,659

    TOTAL INVESTMENTS      $1,186,664                $1,195,509



                                   SCHEDULE II

                PIONEER FINANCIAL SERVICES, INC. (Parent Company)
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            CONDENSED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                                                                 December 31
                                                                                             1996             1995
ASSETS
Investments in subsidiaries*                                                             $236,708           $158,212
Cash                                                                                        1,219                 58
Note receivable from United Group Holdings (UGH)*                                          43,895             40,941
Other notes receivable from subsidiaries*                                                   2,669              4,000
Due from affiliates*                                                                        2,501                674
Prepaid expenses                                                                              689                871
Deferred debenture offering expenses                                                        3,773                442
Other assets                                                                               13,206              4,202
                                                                                         $304,660           $209,400

LIABILITIES, REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY
Liabilities:
   General expenses and other liabilities                                                 $ 5,121            $ 5,827
   Dividends payable                                                                          709              1,014
   Short-term notes payable                                                                 5,000              9,343
   Long-term notes payable                                                                 18,750             17,725
   Convertible subordinated debentures                                                         -               9,695
   Convertible subordinated notes                                                          86,250                 -
                                                                                          115,830             43,604
Redeemable Preferred Stock, no par value:
   $2.125 cumulative convertible exchangeable
   preferred stock
     Authorized:  5,000,000 shares
     Issued and outstanding: (1995-848,900 shares)                                             -              21,222

Stockholders' equity:
   Common Stock, $1 par value:
     Authorized: 20,000,000 shares
     Issued, including shares in treasury
        (1996 - 12,893,467; 1995 - 11,207,591)                                             12,893             11,208
   Additional paid-in capital                                                              91,622             72,198
   Unrealized appreciation
     of available-for-sale securities                                                         224              4,518
   Retained earnings                                                                       94,311             66,870
   Less treasury stock at cost (1,132,300 shares)                                         (10,220)           (10,220)
Total stockholders' equity                                                                188,830            144,574
                                                                                         $304,660           $209,400

See note to condensed financial statements.

*Eliminated in consolidation.


                                   SCHEDULE II

                PIONEER FINANCIAL SERVICES, INC. (Parent Company)

            CONDENSED FINANCIAL INFORMATION OF REGISTRANT--Continued

                         CONDENSED STATEMENTS OF INCOME
                                 (In thousands)


                                                                                       Year Ended December 31
                                                                       1996                     1995                  1994

Revenues:
   Interest income from subsidiaries*                                  $ 2,953                  $ 2,948              $ 2,972
   Other investment income                                                 459                       29                  109
   Dividends from consolidated
     subsidiaries*                                                      16,129                    4,540               10,225
                                                                        19,541                    7,517               13,306

Expenses:
   Operating and administrative
     expenses                                                            6,978                    8,020                5,672
   Interest expense                                                      6,223                    4,645                4,894
                                                                        13,201                   12,665               10,566

        Income (loss) before equity in
        undistributed net income or
        loss of subsidiaries                                             6,340                   (5,148)               2,740

Equity in undistributed net
   income of subsidiaries*                                              24,116                   26,116               14,409

        Net income                                                      30,456                   20,968               17,149

Preferred stock dividends                                                  591                    1,805                1,904

Income  applicable to
   common stockholders                                                $ 29,865                 $ 19,163             $ 15,245





See note to condensed financial statements.

*Eliminated in consolidation.



                                   SCHEDULE II

                PIONEER FINANCIAL SERVICES, INC. (Parent Company)

            CONDENSED FINANCIAL INFORMATION OF REGISTRANT--Continued

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                       Year Ended December 31
                                                                            1996                1995                1994

OPERATING ACTIVITIES
   Net income                                                               $ 30,456            $ 20,968            $ 17,149
   Adjustments to reconcile net
     income to net cash provided (used)
     by operating activities:
        Change in other assets and
           liabilities                                                       (12,253)              3,728               1,095
        Equity in undistributed net
           income of subsidiaries*                                           (24,116)            (26,116)            (14,409)

        NET CASH PROVIDED (USED)
        BY OPERATING ACTIVITIES                                               (5,913)             (1,420)              3,835

INVESTING ACTIVITIES
   Additional investment in
    consolidated subsidiaries*                                               (58,675)             (1,605)            (10,758)

FINANCING ACTIVITIES
   Net proceeds from issuance of
     convertible subordinated notes                                           83,016                  -                   -
   Increase in notes receivable from UGH                                      (2,954)             (2,238)             (1,209)
   Increase in notes payable                                                  23,750               9,343              18,950
   Repayment of notes payable                                                (27,068)             (1,225)                (50)
   Decrease (increase) in other notes
     receivable from subsidiaries*                                             1,331                (483)             (3,114)
   Stock options exercised                                                     3,739               1,520                 495
   Dividends paid-preferred                                                     (591)             (1,805)             (1,904)
   Dividends paid-common                                                      (2,424)             (1,253)               (930)
   Purchase of treasury stock                                                     -                 (486)             (4,963)
   Retirement of preferred stock                                             (13,058)               (460)             (1,993)
   Other                                                                           8                  13                  87

        NET CASH PROVIDED BY
         FINANCING ACTIVITIES                                                 65,749               2,926               5,369

INCREASE (DECREASE) IN CASH                                                    1,161                 (99)             (1,554)

CASH AT BEGINNING OF YEAR                                                         58                 157               1,711

CASH AT END OF YEAR                                                          $ 1,219            $     58             $   157


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

At December 31, 1996 and 1995, the notes receivable from United Group Holdings of Delaware (UGH) represents the purchase of National Group Life Insurance Company from the parent company. The note bears interest at the rate of 8% and matures on December 31, 1998.



                                  SCHEDULE III

                PIONEER FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                       SUPPLEMENTARY INSURANCE INFORMATION
                                 (In thousands)



                                                                       December 31,


                                   Value of          Deferred         Future Policy
                                   Purchased         Policy            Benefits and
                                   Insurance       Acquisition         Policy and         Unearned      Other Policy
Segment                             In Force          Costs          Contract Claims       Premiums     Liabilities

1996:

Group Medical                        $ 11,891            $63,536          $160,547        $ 27,326        $ 2,958

Senior Health                           5,412             86,402           184,920          64,048          4,251

Life Insurance                         25,416             74,072           935,247               -          9,594

                                     $ 42,719           $224,010        $1,280,714        $ 91,374       $ 16,803


1995:

Group Medical                         $ 7,951            $54,304          $128,401        $ 15,932        $ 3,122

Senior Health                               -             88,790           188,194          55,218          3,355

Life Insurance                         18,730             50,099           821,390               -          9,600

                                     $ 26,681           $193,193        $1,137,985        $ 71,150       $ 16,077


1994:

Group Medical                         $ 3,137            $65,471          $122,667        $ 16,176        $ 4,343

Senior Health                               -             95,191           198,393          60,090          4,461

Life Insurance                         18,154             43,665           464,639              -           7,603

                                     $ 21,291           $204,327          $785,699        $ 76,266        $ 16,407


                            SCHEDULE III (continued)

                PIONEER FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                       SUPPLEMENTARY INSURANCE INFORMATION
                                 (In thousands)


                                                                                     Amortization
                                                                                     of Deferred
                                                                                        Policy
                                                         Net                          Acquisition
                                   Premiums          Investment                        Costs and
                                      and            Income and                        Value of                         Other
                                    Policy         Realized Gains                      Purchased         Other        Operating
Segment                             Charges          and Losses*         Benefits      Insurance         Income        Expenses*

1996:

Group Medical                        $415,419            $ 9,284          $276,781        $ 34,212       $ 15,199      $108,368

Senior Health                         271,448             18,288           189,956          17,955          7,508        65,323

Life Insurance                         84,040             51,026            90,672          13,378            725        17,789

Corporate and Other                         -                458                 -               -         14,510        27,327
                                     $770,907           $ 79,056          $557,409        $ 65,545       $ 37,942      $218,807


1995:

Group Medical                        $404,911            $ 7,107          $253,444        $ 38,032       $ 18,867      $119,680

Senior Health                         221,040             13,959           145,527          21,601          1,557        52,675

Life Insurance                         61,092             53,902            76,846           9,566            551        22,005

Corporate and Other                         -                  -                 -               -          17,098       28,986
                                     $687,043           $ 74,968          $475,817        $ 69,199       $ 38,073      $223,346


1994:

Group Medical                        $431,831            $ 9,184          $267,450        $ 62,281       $ 16,618      $117,013

Senior Health                         227,349              6,516           139,799          29,807          1,166        52,005

Life Insurance                         44,929             26,700            42,947           7,985           (554)       11,606

Corporate and Other                         -                  3                 -               -         10,413        17,240
                                     $704,109           $ 42,403          $450,196        $100,073       $ 27,643      $197,864


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



                                   SCHEDULE IV

                PIONEER FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                   REINSURANCE
                                 (In thousands)


                                                                                      Assumed                         Percentage
                                                                 Ceded to               from                           of Amount
                                               Gross              Other                 Other           Net             Assumed
                                              Amount             Companies            Companies        Amount            to Net

Year Ended December 31, 1996:
  Life insurance in force*                   $21,256,468         $ 8,369,390         $  513,638        $13,400,716        3.8%

  Premiums and Policy Charges:

  Group Medical                              $   373,821          $    71,741         $ 113,339          $ 415,419       27.3%
  Senior Health                                  282,746               12,447             1,149            271,448        0.4
  Life Insurance                                 131,836               51,232             3,436             84,040        4.1
                                             $   788,402         $    135,420         $ 117,925          $ 770,907



Year Ended December 31, 1995:
  Life insurance in force*                   $17,184,344         $ 7,466,875         $  558,469       $10,275,938         5.4

  Premiums and Policy Charges:

  Group Medical                              $   404,600         $     7,484         $    7,795         $  404,911        1.9%
  Senior Health                                  228,388               9,682              2,334            221,040        1.1
  Life Insurance                                 106,774              49,027              3,345             61,092        5.5
                                             $   739,762          $    66,193         $  13,474          $ 687,043



Year Ended December 31, 1994:
  Life insurance in force*                   $12,334,054         $ 3,801,387         $  247,743         $8,780,410        2.8

  Premiums and Policy Charges:

  Group Medical                              $   435,166          $    19,121        $   15,786          $ 431,831        3.6%
  Senior Health                                  227,349                   -                  -            227,349        -
  Life Insurance                                  61,939              18,152              1,142             44,929        2.5
                                             $   724,454          $    37,273        $   16,928          $ 704,109

*At end of year


                                   SCHEDULE V

                PIONEER FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                                                                                Deductions-
                                                                                                 Doubtful
                                                                                                 Accounts
                                                                                                  Written
                                                         Balance at          Additions-         off During          Balance
                                                          Beginning          Charged to          the Year           at End
                                                          of Year             Expense           /Disposals         of Year
Description

Year Ended December 31, 1996:
  Allowance for doubtful accounts                            $ 1,548            $ 2,792            $    46           $ 4,294
  Accumulated depreciation on
     building and equipment                                   23,370              5,937              2,786            26,521


Year Ended December 31, 1995:
  Allowance for doubtful accounts                                895              1,452                799             1,548
  Accumulated depreciation on
     building and equipment                                   19,325              5,172              1,127            23,370


Year Ended December 31, 1994:
  Allowance for doubtful accounts                              1,271              2,425              2,801               895
  Accumulated depreciation on
     building and equipment                                   16,891              5,532              3,098            19,325


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      PIONEER FINANCIAL SERVICES, INC.

                                      BY:  /S/  Peter W. Nauert
                                          Peter W. Nauert, Chairman and
                                          Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:   March 21, 1997


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


/S/  William B. Van Vleet             /S/  R. Richard Bastian, III
William B. Van Vleet, Director        R. Richard Bastian, III
                                      Director

/S/  David I. Vickers                 /S/  Karl-Heinz Klaeser
David I. Vickers, Treasurer           Karl-Heinz Klaeser
and Chief Financial Officer           Director


/S/  Robert F. Nauert                 /S/ John W. Gardiner
Robert F. Nauert                      John W. Gardiner
Director                              Director


/S/  Charles R. Scheper               /S/  Michael K. Keefe
Charles R. Scheper                    Michael K. Keefe
President - Life Division             Director


/S/  Thomas J. Brophy                 /S/  Carl A. Hulbert
Thomas J. Brophy                      Carl A. Hulbert
President - Health Division           Director


/S/ Billy B. Hill, Jr.
Billy B. Hill, Jr.
Executive Vice President and
General Counsel