Form 10-K405/A
period 1996-12-31
PIONEER FINANCIAL SERVICES INC /DE
filed 1997-04-17
CIK 799036

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

     State insurance regulators and the NAIC periodically re-examine existing laws and regulations and their application to insurance companies. In recent years, the NAIC has approved, the recommended to the states for adoption and implementation, several regulatory initiatives designed to decrease the risk of insolvency of insurance companies. These initiatives include risk based capital ("RBC") requirements for determining the levels of capital and surplus an insurer must maintain in relation to its insurance and investment risks. Other NAIC regulatory initiatives impose restrictions on an insurance company's ability to pay dividends to its stockholders. A majority of the states in which the Company subsidiaries are licensed have adopted these initiatives.
It is not possible to predict the future impact of changing state and federal regulation on the Company's operations, and there can be no assurance that existing insurance related laws and regulations will not become more restrictive in the future or that laws and regulations enacted in the future will not be more restrictive.

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

     The NAIC's RBC requirements provide for four levels of regulatory attention, varying with the ratio of the company's total adjusted capital (defined as the total of its statutory capital, surplus, asset valuation reserve and certain other adjustements) to its RBC. If a company's total adjusted capital is less than 100 percent but greater than or equal to 75 percent of its RBC, or if a negative trend (as defined by the regulators) has occurred and total adjusted capital is less than 125 percent of RBC (the "Company Action Level"), the company must submit a comprehensive plan to the regulatory authority proposing corrective actions aimed at improving its capital position. If a company's total adjusted capital is less than 75 percent but greater than or equal to 50 percent of its RBC (the "Regulatory Action Level"), the regulatory authority will perform a special examination of the company and issue an order specifying corrective actions that must be followed. If a company's total adjusted capital is less than 50 percent but greater than or equal to 35 percent of its RBC (the "Authorized Control Level"), the regulatory may take any action it deems necessary, including placing the company under regulatory control. If a company's total adjusted capital is less than 35 percent of its RBC (the "Mandatory Control Level") the regulatory authority must place the company under its control. At December 31, 1996 the RBC were as follows for the company's significant insurance subsidiaries (dollars in thousands):

                                  Total Adjusted
                                      Capital         RBC           Percent
  Pioneer Life Insurance Company     $113,160       $82,220           138%
  Manhattan National Life              41,460        19,091           217
  Connecticut National Life            25,343         4,348           583
  SECURA Life                           7,100         2,591           274
  National Group Life                  41,933        28,842           145
  Continental Life & Accident          18,293         9,146           200
  Universal Fidelity                   20,310         4,673           435


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


                                      PIONEER FINANCIAL SERVICES, INC.

                                      BY:  /S/  Peter W. Nauert
                                          Peter W. Nauert, Chairman and
                                          Chief Executive Officer

                                      BY:  /S/  David I. Vickers
                                          David I. Vickers, Treasurer
                                          Chief Financial Officer, and
                                          Senior Vice President

Date:   April 17, 1997