Form 10-Q
period 1997-03-31
PIONEER FINANCIAL SERVICES INC /DE
filed 1997-05-15
CIK 799036

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                                    FORM 10-Q




(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934


For the quarterly period ended March 31, 1997


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


     The number of shares of the registrant's common stock, $1.00 par value per share, outstanding as of April 30, 1997 was 11,815,267.







PIONEER FINANCIAL SERVICES, INC. AND SUBSIDIARIES

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)


                                                                                             March 31,              December 31,
                                                                                               1997                     1996
                                                                                            (Unaudited)
ASSETS
Investments-Note 1 and 3
  Securities available for sale
       Fixed maturities, at fair value
       (cost: 1997-$568,402; 1996-$562,702)                                                    $ 556,861                $ 561,654
       Fixed maturities held in trust pursuant to reinsurance
       agreement (cost: 1977-$187,619; 1996-$189,157)                                            190,294                  196,584
      Equity securities, at fair value
        (cost: 1997-$25,864; 1996-$26,164)                                                        30,917                   28,630
   Fixed maturities held to maturity, at amortized cost
       (fair value: 1997-$256,019; 1996-$266,172)                                                260,234                  266,049
  Mortgage loans--at unpaid balance                                                                9,804                    9,890
  Real estate--at cost, less accumulated depreciation                                             14,998                   14,989
  Policy loans--at unpaid balance                                                                 83,902                   83,054
  Short-term investments--at cost,
     which approximates fair value                                                                21,076                   34,659
Total Investments                                                                              1,168,086                1,195,509

Cash                                                                                              23,114                   25,857
Premiums and other receivables, less
  allowance for doubtful accounts                                                                 28,683                   24,499
Reinsurance receivables and amounts
  on deposit with reinsurers                                                                     207,580                  226,632
Accrued investment income                                                                         16,443                   16,481
Deferred policy acquisition costs                                                                237,507                  224,010
Value of purchased insurance in force                                                             40,181                   42,719
Land, building and equipment-at cost, less
  accumulated depreciation                                                                        30,775                   31,051
Other                                                                                             40,299                   40,982
                                                                                              $1,792,668               $1,827,740


                                                                                           March 31,             December 31,
                                                                                             1997                    1996
                                                                                          (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Policy liabilities:
   Future policy benefits                                                                     $1,049,334              $1,072,153
   Policy and contract claims                                                                    198,066                 208,561
   Unearned premiums                                                                              92,794                  91,374
   Other                                                                                          19,183                  16,803
                                                                                               1,359,377               1,388,891

General expenses and other liabilities                                                            50,199                  44,924
Amounts due to reinsurers                                                                         58,112                  70,942
Deferred federal income taxes                                                                     17,467                  14,963
Repurchase agreement                                                                               5,177                   5,178
Short-term notes payable                                                                           6,253                   6,248
Long-term notes payable                                                                           20,198                  21,514
Convertible subordinated notes due 2003                                                           86,250                  86,250
                                                                                               1,603,033               1,638,910



Stockholders' Equity
   Common Stock, $1 par value:
     Authorized:  20,000,000 shares
     Issued, including shares in treasury
       (1997-12,937,567; 1996-12,893,467)                                                         12,938                  12,893
   Additional paid-in capital                                                                     91,982                  91,622
   Unrealized appreciation (depreciation) of
    available-for-sale securities-Note 3                                                          (4,611)                    224
   Retained earnings                                                                              99,546                  94,311
   Less treasury stock at cost
    (1997-1,132,300 shares; 1996-1,132,300 shares)                                               (10,220)                (10,220)
Total Stockholders' Equity                                                                       189,635                 188,830
                                                                                              $1,792,668              $1,827,740

See notes to condensed consolidated financial statements.


PIONEER FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share amounts)


                                                                   Three Months Ended
                                                                       March 31,
                                                                1997            1996

Income:
  Premiums and policy charges                                 $213,866           $175,573
  Net investment income                                         21,791             17,991
  Other income and realized gains
   and losses from investments                                   4,124             12,614
                                                               239,781            206,178
Benefits and expenses:
  Benefits                                                     157,157            121,454
  Insurance and general expenses                                53,316             54,804
  Interest expense                                               1,865                961
  Amortization of deferred policy
    acquisition costs                                           18,527             18,838
                                                               230,865            196,057

INCOME BEFORE INCOME TAXES                                       8,916             10,121
  Federal income taxes                                           3,031              3,390


NET INCOME                                                       5,885              6,731


PREFERRED STOCK DIVIDENDS                                           -                 451


INCOME APPLICABLE TO
  COMMON STOCKHOLDERS                                        $   5,885          $   6,280


NET INCOME PER COMMON SHARE
  Primary                                                    $     .48          $     .60
  Fully Diluted                                              $     .41          $     .54


DIVIDENDS DECLARED
  PER COMMON SHARE                                           $    .055          $   .055


AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING
  Primary                                                       12,358             10,500
  Fully Diluted                                                 16,671             12,859

See notes to condensed consolidated financial statements.


PIONEER FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                        1997                 1996

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                     $   (11,653)           $   11,470


INVESTING ACTIVITIES
   Net decrease (increase) in
      short-term investments                                                              13,452               (33,528)
   Purchases of investments                                                              (30,544)              (83,753)
   Sale of investments                                                                    18,930                52,932
   Maturities of investments                                                              12,788                12,406
   Net purchase of property and equipment                                                 (1,103)                 (896)
   Purchase of subsidiaries                                                                   -                (22,739)


     NET CASH PROVIDED (USED) BY
       INVESTING ACTIVITIES                                                               13,523               (75,578)


FINANCING ACTIVITIES
   Net proceeds from debt offering                                                            -                 83,016
   Increase in notes payable                                                                  -                  5,848
   Repayments of notes payable                                                            (1,311)              (27,401)
   Proceeds from sale of agent receivables                                                 6,000                 6,426
   Transfer of collections on previously
      sold agent receivables                                                              (6,200)               (5,467)
   Policyholder account deposits                                                           7,348                10,882
   Policyholder account withdrawals                                                      (10,206)              (11,260)
   Dividends paid - preferred                                                                 -                   (451)
   Dividends paid - common                                                                  (649)                 (555)
   Stock options exercised                                                                   402                   231
   Other                                                                                       3                     7


    NET CASH PROVIDED (USED) BY
        FINANCING ACTIVITIES                                                              (4,613)               61,276


DECREASE IN CASH                                                                          (2,743)               (2,832)


CASH AT BEGINNING OF PERIOD                                                               25,857                20,274


CASH AT END OF PERIOD                                                                 $   23,114            $   17,442

See notes to condensed consolidated financial statements.


PIONEER FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 1997


NOTE 1 -- ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Pioneer Financial Services, Inc. ("Pioneer" or "the Company") Annual Report on Form 10-K for the year ended December 31, 1996.

Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

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


NOTE 2 -- STOCKHOLDERS' EQUITY

The statutory accounting practices prescribed for Pioneer's insurance subsidiaries by regulatory authorities differ from GAAP. The combined statutory-basis capital and surplus of Pioneer's direct insurance subsidiaries was $155,982,000 and $164,466,000 at March 31, 1997 and December 31, 1996,
respectively. Statutory net loss of the insurance subsidiaries amounted to $9,753,000 for the three months ended March 31, 1997 compared to statutory net income of $3,800,000 for the same period in 1996.


NOTE 3 -- INVESTMENTS

Realized investment losses for the three month period ended March 31, 1997 were $842,000 and realized gains for the three month period ended March 31, 1996 were $459,000.

Unrealized depreciation of available-for-sale securities at March 31, 1997 of $4,611,000 included unrealized depreciation of $4,419,000 less unrealized appreciation of $2,675,000 on investments in trust accounts that are guaranteed as to principal value by reinsurers and net of deferred tax benefits of $2,483,000. Unrealized appreciation on available-for-sale securities at December 31, 1996 of $224,000 included gross appreciation of $8,241,000 less unrealized appreciation of $7,863,000 on investments in trust accounts that are guaranteed as to principal value by reinsurers and net of deferred taxes of $154,000.


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


NOTE 5 -- MERGER AGREEMENT

On December 15, 1996, the Company and Conseco, Inc. entered into an agreement and plan of merger pursuant to which Conseco, Inc. will acquire the Company through an exchange of stock. Completion of the merger, which is subject to customary terms and conditions, including approval of the Company's stockholders and regulatory agencies, is expected at the end of May.



ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations - First Three Months of 1997 Compared to First Three Months of 1996

Overview

The information set forth below is based on the Company's major product lines.

                                                                                           Three Months
                                                                                         Ended  March 31

                                                                                       1997            1996
  Revenues
          Group Medical                                                             $ 122,454       $ 104,381
          Senior Health                                                                76,895          64,347
          Life Insurance                                                               40,418          30,432
          Corporate and other                                                              14           7,018
               TOTAL                                                                $ 239,781       $ 206,178

  Pre-tax operating income

          Group Medical                                                             $   1,793       $   5,035
          Senior Health                                                                 6,405           2,670
          Life Insurance                                                                3,348           2,842
          Corporate and other                                                          (1,788)           (885)
                 TOTAL                                                              $   9,758       $   9,662


Group Medical

Revenue. Total revenue in the Group Medical Division increased $18.1million, or 17%, from $104.4 million to $122.5 million. Premiums increased $18.2 million or 19% from $97.6 million to $115.8 million. The increase in premiums was due to the acquisition of the block of business from Washington National Insurance Company (WNIC) during the third quarter of 1996. This increase was offset by a decline in the major medical in force due to the Company's discontinued marketing in certain states due to the unfavorable regulatory environment.

Net investment income decreased $0.1 million, or 3%, from $2.2 million to $2.1 million, due to a reduction in invested assets. Total realized investment gains and losses were relatively unchanged compared to the first quarter of 1996.

Benefits. The following table sets forth the earned premium, benefits, and loss ratios for products issued by the Group Medical Division:


                                                      Three Months

                                                    Ended  March 31
                                                    1997      1996

          Earned Premium  (1)                         $ 116,806 $ 98,898
          Benefits  (1)                                  79,393   60,681
          Loss Ratio                                      68.0%    61.4%

(1) In the Company's statement of consolidated income, accident and health premium revenue represent premiums written; the changes in unearned premiums are reflected in accident and health benefits.


The increase in the loss ratio is due to the assumed block of WNIC business which has a higher ultimate loss ratio and the continued shift to a lower commission and higher benefit structure due to small group reform. The loss ratio on the assumed block of WNIC business was 78.8% for the first quarter of 1997.

Insurance and General Expenses. Insurance and general expenses increased $3.8 million, from $29.1 million to $32.9 million. The increase related primarily to expenses on the business assumed from WNIC.

The amortization of Deferred Policy Acquisition Costs (DAC) decreased $1.2 million, or 12%, from $10.2 million to $9.0 million.

Senior Health Division

Revenue. Total revenue in the Senior Health Division increased $12.6 million, or 20%, from $64.3 million to $76.9 million. Senior health premium increased $10.0 million, or 16%, from $60.6 million to $70.6 million due to the March 1996 purchase of Universal Fidelity Life Insurance Company (UFLIC).

Net investment income increased $3.0 million, primarily due to increased invested assets allocated to the senior division and the purchase of UFLIC. The total realized gains were relatively unchanged compared to the first quarter of 1996.

Benefits. The following table sets forth the earned premium, benefits, and loss ratios for senior health products:


                                                       Three Months

                                                     Ended  March 31
                                                     1997      1996
          Earned Premium  (1)                        $ 70,126  $  57,653
          Benefits  (1)                                49,929     39,879
          Loss Ratio                                    71.2%      69.2%

(1) In the Company's statement of consolidated income, accident and health premium revenue represent premiums written; the changes in unearned premiums are reflected in accident and health benefits.


The loss ratio on the renewal block of Medicare supplement business acquired from UFLIC was 84.0% for the first quarter which is higher than the Company's historical loss ratios.

Insurance and General Expenses. Insurance and general expenses increased $0.9 million, or 6%, from $13.7 million to $14.6 million. The expense ratio remained relatively unchanged.

The amortization of DAC decreased $0.2 million, or 3%, from $5.7 million to $5.5 million.

Life Insurance Divison

Revenue. Total revenue in the Life Insurance Division increased $10.0 million, or 33%, from $30.4 million to $40.4 million. The increase was due primarily to the acquisition of Secura Life Insurance Company (SLIC) in December 1996 and a significant increase in new business sales.

Net investment income increased $0.9 million, or 7%, from $13.0 million to $13.9 million.

Benefits. Total life and annuity policy benefits increased $8.6 million, or 44%, from $19.6 million to $28.2 million. This increase was primarily due to the acquisition of SLIC and increased life insurance in-force.

Insurance and General Expenses. Insurance and general expenses increased $0.9 million, or 19%, from $4.9 million to $5.8 million. The increase was primarily due to the acquisition of SLIC. The unit cost of administration per policy in-force remained relatively constant in 1997.

The amortization of DAC increased $1.1 million from $2.9 million to $4.0 million.


Corporate and Other

Total revenue from the Company's managed care subsidiaries, which were sold in the third quarter of 1996, included in the segment were $7.0 million in the first quarter of 1996.

Interest expense increased $1.1 million, or 39%, from $2.9 million to $4.0 million. The increase was due to the offering of the Company's 6 1/2% notes in the first quarter of 1996.

CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Income. The Company's consolidated net income decreased $.8 million, or 13%, from $6.7 million to $5.9 million.

Premiums and Policy Charges. Total premiums and policy charges increased $38.3 million, or 22%, from $175.6 million to $213.9 million. This increase was due primarily to the increase in accident and health premiums of $28.1 million, or 18%. Premiums from Medicare supplement and long-term care products increased $10.0 million, or 16%, due to the March 1996 purchase of UFLIC. Premiums from major medical products increased $18.2 million or 19%, primarily due to the acquisition of the WNIC block of business. Life insurance premiums increased $10.2 million, or 59%, primarily due to new business sales and the acquisition of SLIC.

Net Investment Income. Net investment income increased $3.8 million from $18.0 million to $21.8 million due to an increase in invested assets.

Other Revenue. Other income and realized investment gains and losses decreased $8.5 million, or 83%, from $12.6 million to $4.1 million. The decrease in other income was due to the sale of the Company's managed care subsidiaries in the third quarter of 1996. The remaining other income generated by the Company's non-insurance subsidiaries remained relatively unchanged. Realized investment losses were $0.8 million compared to realized gains of $0.5 million for the same period in 1996.

Benefits. Total benefits increased $35.7 million, or 29%, from $121.5 million to $157.2 million. Accident and health benefits, which include the change in unearned premiums, increased $27.0 million, or 27%, from $101.9 million to $128.9 million. The accident and health loss ratio increased to 69.2% from 64.2%. Life and annuity benefits increased $8.6 million, or 44%.

Insurance and General Expenses. Insurance and general expenses (which includes non-deferred commission compensation to agents) decreased $1.5 million, or 3%, from $54.8 million to $53.3 million due to the sale of the Company's managed care subsidiaries.

Amortization of DAC. Amortization of DAC decreased $.3 million, or 2%, from $18.8 million to $18.5 million.

Income Tax Rate. The effective federal income tax rate was 34% due to the continued investment in non-taxable securities included in the Company's portfolio.

Other. Invested assets decreased due to the first year strain of new business issued by the life division. Reinsurance receivables and amounts due to reinsurers decreased due to the timing of payments to reinsurers. Deferred policy acquisition costs increased due to costs capitalized by the life division for the increased new business. General expenses and other liabilities increased due to the timing of payments. Notes payable decreased in accordance with the scheduled repayments. The remaining balance sheet amounts remained consistent with the amounts at December 31, 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated liquidity requirements are created and met primarily by operations of its subsidiaries. The insurance subsidiaries' primary sources of cash are premiums, investment income, and investment sales and maturities. The insurance subsidiaries' primary uses of cash are operating costs, policy acquisition costs, payments to policyholders and investment purchases. In addition, liquidity requirements of the holding company are created by Common Stock dividends, interest payments on the 6 1/2% Notes, and other debt service requirements. These liquidity requirements of the holding company have historically been met through dividends from the non-insurance subsidiaries which receive payments primarily from fees charged for administrative and marketing services provided to the Company's insurance subsidiaries and other unaffiliated companies. Dividends from the insurance subsidiaries could be required in the future to meet such liquidity requirements.

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

The Company has offered agent commission financing to certain of its agents and marketing organizations which consists primarily of annualization of first year commissions. This means that when the first year premium is paid in installments, the Company will advance a percentage of the commissions that the agent would otherwise receive over the course of the first policy year. The Company through a subsidiary has entered into agreements with an unaffiliated corporation to provide financing for a portion of its agent commission advance program through the sale of agent receivables. Proceeds from such sales for the three month periods ended March 31, 1997 and 1996 were $6.0 million and $6.4 million, respectively. The termination date of the current program is December 31, 1997, subject to extension or termination as provided therein. The Company has retained approximately $13.7 million of agent advances at March 31, 1997.

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

In August 1996, the Company borrowed $25.0 million under a term loan agreement with six banks to fund the acquisition of the WNIC block of business and to repay the notes issued as a portion of the acquisition price of UFLIC. Interest is payable quarterly and is based upon either a corporate base rate, LIBOR, or a prime rate plus a margin. The loan bore interest at 8.5% per annum at May 1, 1997, and requires principal payments of $1.25 million per quarter with a final payment on July 31, 2001.

The Company has a line of credit arrangement for short-term borrowings with six banks amounting to $30.0 million through July 1999, all of which was unused at March 31, 1997 (the "Credit Facility"). Amounts borrowed under the Credit Facility accrue interest at a rate per annum based upon either a corporate base rate, LIBOR, or a prime rate plus a margin. The line of credit arrangement can be terminated, in accordance with the agreement, at the Company's option.

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

In March 1997 the Board of Directors announced a quarterly stock dividend of $.055 per share which was paid in April, 1997.

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

Since investment income is an important component of revenue and profitability for the Company, significant focus is placed on the analysis of both asset and liability characteristics in the investment process. Profitability is impacted by spreads between yields earned on investments and rates credited on annuities, interest sensitive and life insurance liabilities. Although substantially all credited rates on these liabilities can be changed annually, changes in interest rates credited may not be sufficient to maintain targeted investment spreads in all economic and market environments. In addition, other factors including competition, the impact of the level of surrenders and withdrawals may limit the Company's ability to adjust or to maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions.

The Company, in recognizing this importance of interest rate management, seeks to balance the duration of its invested assets with the expected duration of benefit payments arising from insurance liabilities. At March 31, 1997, the duration of the Company's fixed maturity portfolio is 4.5 years and the duration of the Company's insurance liabilities is 4.1 years. The Company meets at least monthly to review the asset and liability position in order to make necessary adjustments including adjustments to investment activity or crediting rates or both.

The majority of the Company's fixed maturity investments are classified as "available-for-sale" for purposes of SFAS 115. Impact on the market valuation of securities classified in such a manner is reflected through an adjustment to surplus, but not through income. Since the asset valuations are adjusted in such a manner, while accounting standards do not allow such an adjustment for the Company's insurance liabilities, a subsequent significant move in interest rates could result in a positive or negative impact on the Company's shareholders' equity.


RECENTLY ISSUED ACCOUNTING STANDARDS

      In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The Company has not yet determined what the impact of the Statement 128 will be on the calculation of earnings per share.



PIONEER FINANCIAL SERVICES, INC. AND SUBSIDIARIES

PART II.   OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         Exhibit 11 - Statement of Computation
                      of Per Share Earnings

         Exhibit 27 - Financial Data Schedule

    (b)  Reports on Form 8-K

    The Company filed no reports on Form 8-K during the first quarter of 1997.




                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                              Pioneer Financial Services, Inc.




      May 13, 1997        /s/ Peter W. Nauert
          Date            Peter W. Nauert
                          Chairman and Chief Executive Officer




      May 13, 1997        /s/ David I. Vickers
          Date            David I. Vickers
                          Treasurer and Chief Financial Officer